Form 10-K
period 1993-12-31
DREYFUS CORP
filed 1994-03-30
CIK 30163

SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D. C. 20549

                                                    FORM 10-K

       [X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 1993

                                                       OR

       [ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to ______________.

Commission File Number 1-5240
- --------------------------------------------------------------------------


                                      THE DREYFUS CORPORATION
                       ------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

           New York                                           13-5673135
- -----------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S.  Employer
incorporation or organization)                            Identification No.)

   200 Park Avenue, New York, N.Y.                                  10166
- -----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code             (212) 922-6000
                                                       -----------------------
Securities registered pursuant to Section 12 (b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------

Common Stock (par value $.10)        The New York Stock Exchange, Inc.
- ------------------------------       --------------------------------
                                     The Pacific Stock Exchange, Inc.
                                     -------------------------------

Securities registered pursuant to Section 12 (g) of the Act - None
                                                              ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X         No
                                 -----         -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]
State the aggregate market value of the voting stock held by nonaffiliates (excludes directors, officers, and principal shareholders filing Schedule 13D and 13G's) of the registrant as of January 31, 1994.

       Common Stock (par value $.10)- $1,460,428,000
       ----------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1994.

       Common Stock (par value $.10)-36,556,828 shares
       ------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders' report for the year ended December 31, 1993 are incorporated by reference in Part II.

                                 -2-

                                                      PART I

ITEM 1.        BUSINESS
- ------         --------

General
- -------

       The Dreyfus Corporation ("Corporation") is one of the nation's oldest and largest mutual fund management companies. Based upon assets under management at December 31, 1993, the Corporation is the sixth largest mutual fund organization in the United States, the second largest manager of tax-exempt bond funds, the third largest manager of tax-exempt money market funds, and the third largest manager of taxable money market funds. As of December 31, 1993, the Corporation managed, advised or administered assets totalling $77.6 billion. As of December 31, 1993, the Corporation managed or administered 136 different mutual fund portfolios, including money market funds (taxable and tax-exempt), tax-exempt bond funds, equity funds and taxable fixed income funds, with approximately 1.9 million shareholder accounts.

       The Corporation serves primarily as a manager of mutual funds, providing both investment advisory and administrative services. The Corporation provides investment advisory services to the Dreyfus family of funds pursuant to agreements with each of those funds, in accordance with which the Corporation manages each fund's portfolio of investments, by making investment decisions and formulating and executing the fund's investment strategy, subject to supervision by the fund's board of directors and in accordance with the fund's fundamental investment objectives and policies. Administrative services generally consist of internal accounting and legal services, including preparing and distributing communications to shareholders, preparing government filings and tax returns, certain bookkeeping and accounting functions and other related services. The Corporation's wholly-owned subsidiary, Dreyfus Service Corporation ("Service Corporation"), markets, sells and distributes shares of the Dreyfus family of funds. Service Corporation is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. Another wholly-owned subsidiary, Dreyfus Management, Inc., provides investment advisory and administrative services to various pension plans, institutions and individuals (such accounts and certain accounts of the trust company described below are collectively referred to herein as "separately advised accounts"). The Corporation and Dreyfus Management, Inc. are each registered under the Investment Advisers Act of 1940.

    The Corporation also owns a Federal savings bank, a New York trust company, a real estate investment advisory company and an insurance company. For the year ended December 31, 1993, the Corporation generated over 84% of its and its subsidiaries' total revenues.

       On December 5, 1993, the Corporation entered into an Agreement and Plan of Merger providing for the merger of the Corporation with a subsidiary of Mellon Bank Corporation ("Mellon"). Under the terms of the agreement, the Corporation's stockholders will be entitled to receive .88017 shares of Mellon common stock for each share of the Corporation's common stock, in a tax-free exchange. Following the merger, it is planned that the Corporation will be a direct subsidiary of Mellon Bank, N.A., a direct subsidiary of Mellon. Closing of the merger is subject to a number of contingencies, including the receipt of certain regulatory approvals, the approvals of the stockholders of the Corporation and of Mellon, and approvals of the boards of directors and shareholders of mutual funds advised or administered by the Corporation. The merger is expected to occur in mid-1994, but could occur later in 1994.
                                 -3-
ITEM 1.        BUSINESS-CONTINUED
- ------         --------

Mutual Funds and Other Assets Under Management
- ----------------------------------------------

       At December 31, 1993, the Corporation managed, advised or administered 23 taxable money market fund portfolios, 43 tax-exempt bond fund portfolios, 36 equity fund portfolios, 19 tax-exempt money market fund portfolios, and 15 fixed income fund portfolios. Some funds offer more than one investment portfolio and, with respect to some portfolios, the Corporation shared advisory or administrative responsibilities with other parties.

       The Corporation's taxable money market fund portfolios seek to provide high current income, to the extent consistent with the preservation of capital, through investment in short-term corporate debt, bank deposits and government obligations. The tax-exempt funds include a broad variety of portfolios for investors seeking tax-exempt income. The Corporation's tax-free bond fund portfolios include state-specific funds targeted toward investors in Arizona, California, Connecticut, Florida, Georgia, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Texas and Virginia. The Corporation's tax-exempt money market fund portfolios invest in short-term municipal obligations to provide income free of federal (and for some funds, state and local) income taxes. The equity fund portfolios seek to provide capital growth primarily through investment in U.S. or foreign common stocks or to provide both income and capital appreciation through investment in a varying combination of equity and debt instruments. The objective of the fixed-income fund portfolios is to produce income through investment in corporate debt, U.S. or foreign government obligations or combinations thereof.

       The following table sets forth certain information with respect to the net assets managed, advised or administered by the Corporation by fund category, at the dates shown (in billions):

                                                      At December 31,
                                            ---------------------------------
                                                1993                  1992
                                            ------------           ----------

Taxable money market funds. . . . . . . .         $31.2                 $38.0
Tax-exempt bond funds . . . . . . . . . .          21.3                  17.9
Equity funds. . . . . . . . . . . . . . .           8.3                   7.0
Tax-exempt money market funds . . . . . .           7.6                   7.6
Fixed income funds. . . . . . . . . . . .           4.8                   3.9
Funds jointly advised/administered. . . .           3.2                   3.8
Separately advised accounts . . . . . . .           1.2                   1.3
                                            -----------           -----------

      Total                                       $77.6                 $79.5
                                            ===========           ===========

Mutual Fund Developments in 1993
- --------------------------------

       During 1993, the Corporation continued to introduce funds which offer the public a range of investment options with greater diversity.

       During the first quarter of 1993, Dreyfus Strategic Investing and funds in the Premier Family of Funds began offering multiple classes of shares. The multiple classes consist of Class A shares, which are sold with a sales charge imposed at the time of purchase, and Class B shares, which are subject to a contingent deferred sales charge imposed on redemptions made within a specified period and operate pursuant to a distribution plan adopted in accordance with Rule 12b-1 under the Investment Company Act of 1940 (the "1940 Act"). These funds offer alternative classes of shares

                                 -4-
ITEM 1.        BUSINESS-CONTINUED
- ------         --------

so that an investor may choose the method of purchase deemed most desirable given the amount of the purchase, the length of time the investor expects to hold the shares and other relevant circumstances.

       Also during the first quarter of 1993, First Prairie U.S. Government Income Fund commenced operations. Its objective is to provide as high a level of current income as is consistent with the preservation of capital. The Corporation provides administrative services for the fund and Service Corporation serves as the fund's distributor. The First National Bank of Chicago is the fund's investment adviser.

       During the second quarter of 1993, the Registration Statement for Dreyfus International Equity Fund, Inc. was declared effective and the fund commenced operations. The fund's objective is capital growth. The Corporation serves as the fund's investment adviser and Service Corporation as its distributor; M&G Investment Management Limited is the fund's sub-investment adviser.

       Also during the second quarter, the Capital Appreciation Portfolio of Dreyfus Variable Investment Fund commenced operations. The Capital Appreciation Portfolio's primary goal is to provide long-term capital growth consistent with the preservation of capital; current income is a secondary goal. The fund, which consists of six separate portfolios, was designed as a funding vehicle for variable annuity contracts and variable life insurance policies offered by the separate accounts of various life insurance companies.

       Pursuant to stockholder vote, on May 7, 1993, Dreyfus Index Fund merged into Peoples Index Fund, Inc. and on September 17, 1993, The Dreyfus Convertible Securities Fund, Inc. merged into Dreyfus Growth and Income Fund, Inc. in a tax-free exchange.

       During the third quarter of 1993, the Registration Statement for Dreyfus Asset Allocation Fund, Inc. was declared effective and the fund commenced operations. The fund's objective is to maximize total return, consisting of capital appreciation and current income.

       Premier Growth Fund, Inc. ("Premier Growth") and Premier California Insured Municipal Bond Fund ("Premier California Insured"), the latest additions to the Premier Family of Funds, commenced operations during the third quarter of 1993. Premier Growth's primary goal is to provide long-term capital growth consistent with the preservation of capital; current income is a secondary goal. Premier California Insured seeks to maximize current income exempt from Federal and State of California personal income taxes to the extent consistent with the preservation of capital.

       Pursuant to stockholder vote, on September 24, 1993, all of the assets and liabilities of McDonald Money Market Fund, Inc. and McDonald U.S. Government Money Market Fund, Inc., for which the Corporation had served as sub-investment adviser and administrator, were transferred into Gradison-McDonald U.S. Government Reserves which the Corporation does not advise or administer. Additionally, McDonald Tax Exempt Money Market Fund, Inc., for which the Corporation had served as sub-investment adviser and administrator, was liquidated on September 27, 1993.

       During the fourth quarter of 1993, Dreyfus Pennsylvania Intermediate Municipal Bond Fund commenced operations. The goal of this fund is to provide as high a level of current income exempt from Federal and
Pennsylvania income taxes as is consistent with the preservation of capital.
                                 -5-
ITEM 1.        BUSINESS-CONTINUED
- ------         --------

       During the fourth quarter, Dreyfus Institutional Short Term Treasury Fund commenced operations. Its objective is to provide investors with a high level of current income with minimum fluctuation of principal value. Also during the fourth quarter, Dreyfus Florida Municipal Money Market
Fund commenced operations.

       In the fourth quarter, The Dreyfus Socially Responsible Growth Fund, Inc. commenced operations. The fund's primary goal is to provide capital growth; current income is a secondary goal. The fund is intended to be a funding vehicle for variable annuity contracts and variable life insurance policies to be offered by the separate accounts of various life insurance companies.

       During the fourth quarter, Dreyfus Global Investing (A Premier Fund) began operating under the name Premier Global Investing.

       The Corporation is continuing to consider the development of additional funds to serve the diverse investment interests of various segments of the public.

Marketing
- ------------

       The Corporation has achieved its position in the marketplace by concentrating substantial resources in sales and investor support activities and uses a variety of distribution channels to market shares in its funds. The Corporation markets load and no-load mutual fund products to its retail customers directly and through institutional clients such as banks, securities dealers and financial institutions. The Corporation also markets mutual fund products directly to those institutions for their own accounts and the accounts of their customers. Finally, the Corporation markets its funds to and through various employee benefit plans.

       The Corporation's largest marketing channel is its retail services division which engages in direct marketing, primarily of no-load funds, to retail customers through mail and media advertising. At December 31, 1993, the Corporation operated 16 Financial Centers that conduct sales and customer service activities in 12 major cities across the United States. All direct sales to the Corporation's customers, including those originated by mail and media advertising and those originated through the Financial Centers, are made through Service Corporation.

       The Corporation also has developed, through its Institutional Services Division, a number of arrangements to market products to the customer bases of other institutions and has sales or servicing agreements in place with over 1,700 broker-dealer firms and more than 300 banks and bank-affiliated broker-dealers. The Corporation's Institutional Services Division provides training support, legal information, marketing expertise and other services to these institutions to support their sales efforts. These banks and broker-dealers also market and sell investment products that compete with Dreyfus' products, including, in some cases, products sponsored by those institutions themselves. Sales representatives at these banks and broker-dealers may be offered compensation incentives to sell their own firm's investment products, or may choose to recommend to their customers investment products offered by firms other than the Corporation. In addition, the Corporation has arrangements with a number of banks jointly to manage, administer or distribute funds advised by those banks.

       The Dreyfus Group Retirement Plans Division markets the Corporation's funds to various employee benefit plans, and provides related services such as processing group defined contribution plan transactions and providing client enrollment and servicing functions.

                                 -6-
ITEM 1.        BUSINESS-CONTINUED
- ------         --------

Fee Revenues
- ------------

       The majority of the Corporation's revenues are derived from management, investment advisory and administrative fees (collectively, "fee revenues"). The Corporation had total net revenues for the fiscal years ended December 31, 1993 and December 31, 1992 of $386 million and $342.4 million, respectively, of which $297.5 million (77.1% of revenues) and $273.6 million (79.9% of revenues), respectively, represented fee revenues. Fee revenues from each fund are based on a percentage of the value of the average net assets of that fund. The fee rate varies according to the type of fund and the services provided.

       The following table sets forth certain information with respect to the Corporation's fee revenues for the periods shown:

                                                             Year ended December 31,
                                     --------------------------------------------------------------------

                                     1993           1992           1991           1990           1989
                                     ----           ----           ----           ----           ----

                                                            (in thousands)

Management, investment
 advisory and
 administrative fees,
 net of fees waived* . .             $306,367       $280,304       $225,617       $198,323       $190,297

Less: Fund expense
       reimbursements. .                8,895          6,701          5,404         21,880          9,856
                                     --------       --------       --------       --------       --------

Management, investment
 advisory and
 administrative
 fees (net). . . . . . .             $297,472       $273,603       $220,213       $176,443       $180,441
                                     ========       ========       ========       ========       ========
*Amount of
 fees waived . . . . . .             $ 48,115       $ 66,452       $ 87,222       $ 60,196       $ 19,663
                                     ========       ========       ========       ========       ========
Management, investment
 advisory and
 administrative
 fees, by fund
 category (net):

Taxable money market
 funds . . . . . . . . .             $105,219       $111,961       $ 81,890       $ 51,296       $ 54,503

Tax-exempt bond funds. .              100,781         79,482         63,223         51,822         51,709

Equity funds . . . . . .               44,257         36,992         33,228         30,960         32,177

Tax-exempt money market
 funds . . . . . . . . .               18,799         19,000         17,065         19,458         19,988

Fixed income funds . . .               19,678         15,757         13,166         11,096         11,442

Funds jointly
 advised/administered. .                4,131          4,945          5,800          5,777          4,217

Separately advised
 accounts. . . . . . . .                4,607          5,466          5,841          6,034          6,405
                                     --------       --------       --------       --------       --------

 Total                               $297,472       $273,603       $220,213       $176,443       $180,441
                                     ========       ========       ========       ========       ========

(Years prior to 1993 have been reclassified to conform to the current year's presentation.)

                                 -7-
ITEM 1.        BUSINESS-CONTINUED
- ------         --------

       The increase in management, investment advisory and administrative fees during 1993, as shown in the preceding table, was principally due to a reduction of management fees waived and reflects a change in the mix of the average net assets under management during the year. Although the average net assets of sponsored taxable money market funds declined during 1993, there has been substantial growth in tax-exempt bond and equity funds during the same period. Management fee rates charged to tax-exempt bond and equity funds are generally higher than the rates charged to taxable money market funds. During 1992, the increase in management, investment advisory and administrative fees was principally due to an increase in the average net assets of sponsored taxable money market funds for which a management fee was charged.

       From time to time for competitive reasons, the Corporation agrees with a particular fund to waive certain management fees and/or to reimburse certain fund expenses, either for a specified or an unspecified period of time, in order to increase the fund's rate of return to investors and thereby promote the growth of the fund's assets. In the future, the Corporation may continue to follow such practices; however, it is not possible to predict what effect, if any, the imposition of management fees and/or the discontinuance of fund expense reimbursements may have on the future level of certain fund assets under management. Furthermore, the Corporation presently is unable to determine to what extent, if any, it may impose management fees on funds where fee waivers presently exist, or to what extent fund expense reimbursements may be reduced in the future.

       As required by the 1940 Act, the management contracts of each of the funds managed by the Corporation provide that those contracts are subject to annual approval by (i) the Board of Directors of the fund or (ii) vote of a majority of the outstanding voting securities of the fund, provided that in either event the continuance is also approved by a majority of the directors who are not "interested persons" (as defined in the Investment Company Act) of the fund or the manager, by vote cast in person at a meeting called for the purpose of voting such approval. These statutory requirements are also applicable to the sub-investment advisory contracts of the Corporation. The contracts are subject to termination by either party without penalty on 60 days' notice as required by the 1940 Act.
They are also automatically terminated in the event of any assignment of the contracts. "Assignment" is defined in the 1940 Act as including any direct or indirect transfer of a controlling block of voting stock. The ownership of more than 25% of the voting stock of a company creates a presumption of control. Control is also defined as the power to exercise a controlling influence over the management or policies of a company. Similar requirements are applicable to the underwriting and distribution agreements between Service Corporation, as principal underwriter, and the Dreyfus family of funds. The Corporation's proposed merger with Mellon would constitute an "assignment" for these purposes, and for that reason the conditions to the merger include the approvals of the boards of directors and stockholders of the funds advised by the Corporation.
Certain administrative contracts of the Corporation will also terminate in the event of such "assignment" and the Corporation will therefore seek the approvals of the Boards of Directors of the applicable funds.

       Under the terms of the management contracts with the funds, the Corporation supervises and assists in the management of their investment portfolios, subject to the approval of the funds' directors, and furnishes statistical and research data. The Corporation also provides office facilities and a research library for the funds, supplies accounting services and clerical, secretarial and administrative personnel, arranges for fidelity and other insurance as appropriate, and generally supplies all investment and administrative services and facilities. The Corporation pays the salaries of officers and employees of the funds. The funds pay their own corporate expenses such as outside legal and auditing fees, corporate reporting and meeting costs, Securities and Exchange Commission

                                 -8-
ITEM 1.        BUSINESS-CONTINUED
- ------         --------

("SEC") registration fees, transfer agency, dividend disbursing and custodial expenses and taxes and, in addition, pay brokerage commissions and any interest charges on borrowings. In the case of funds sold with a sales charge, Blue Sky (state securities law) registration fees and prospectus printing costs are paid by the sponsor and/or underwriter. In the case of funds sold without a sales charge, the Blue Sky fees are paid by the funds as well as the cost of printing prospectuses for shareholders and regulatory agencies. In addition, certain of these funds bear investor servicing costs allocated to them by the Corporation.

The Mutual Fund Industry and Competition
- ----------------------------------------

       The mutual fund industry has grown dramatically over the past several years and is highly competitive. Total assets managed by the industry grew from approximately $810 billion at December 31, 1988 to over $2 trillion at December 31, 1993. There are presently almost 600 mutual fund management companies in the United States, managing over 4,500 mutual funds of varying sizes and investment policies. The Corporation and the mutual fund industry are in competition with insurance companies, banking organizations, securities dealers and other financial institutions that provide investors with competing mutual funds and alternatives to mutual funds. This competition has increased over the past several years, in part as a result of a number of rulings and interpretations issued by Federal bank regulatory agencies that have expanded significantly the range of mutual fund activities in which banks and bank holding companies may engage. Competition is based upon investment performance in terms of attaining the stated objectives of particular funds, advertising and sales promotional efforts, available distribution channels (such as banks and broker dealers) and the type and quality of services offered to investors.

       With respect to open-end tax-exempt bond funds, there are over 1,000 funds currently offering their shares to the public. At December 31, 1993, based upon assets under management, Dreyfus Municipal Bond Fund was one of the largest of these funds. Competition in this area is keen not only among the various tax-exempt bond funds but also with respect to municipal bond investment trusts sponsored largely by major securities firms, which have for a number of years actively solicited investments in these fixed trusts by the public and are continuing to do so. Dreyfus Municipal Money Market Fund, Inc. also meets competition from over 300 municipal money market funds.

       With respect to money market funds, such as Dreyfus Liquid Assets and Dreyfus Worldwide Dollar Money Market Fund, there are over 700 such funds, many of which have been sponsored by major securities firms. Money market funds generally fall into three categories: (i) those primarily soliciting the general public, particularly the small or average individual investor,
(ii) those formed by securities brokerage firms primarily for their customers, and (iii) those offering their shares primarily to institutional investors, such as bank trust departments, pension funds and investment advisers. Dreyfus Liquid Assets and Dreyfus Worldwide Dollar Money Market Fund, offering their shares to the general public, are among the larger money market funds of that type. Money market funds such as Dreyfus Treasury Prime Cash Management, Dreyfus Cash Management, Dreyfus Government Cash Management, and Dreyfus Treasury Cash Management are designed primarily for institutions. Particularly when interest rates are low, competition significantly limits the amounts of fees which can be charged to money market funds because those fees materially affect the yield offered to investors.

       Extended periods of declining or increasing interest rates may, in different ways, affect the various types of mutual funds sponsored by the Corporation.
                                 -9-
ITEM 1.        BUSINESS-CONTINUED
- ------         --------

       The ability of a mutual fund complex to provide competitive services to fund investors is, in part, dependent upon the type and quality of transfer agency and related services being provided to the funds. Factors which can materially affect the nature of such transfer agency services include: the size of the fund complex, the cost of the services, and the experience and economic resources of the provider(s) of such services, as well as their technological, staffing and managerial capabilities.

Consumer Financial Services
- ---------------------------

       The Dreyfus Security Savings Bank, F.S.B. (the "Savings Bank"), an indirect wholly-owned subsidiary of the Corporation, is a Federally-chartered savings bank and a member of the Federal Deposit Insurance Corporation. The Savings Bank offers various bank products and services, (including, but not limited to certificates of deposits, residential mortgage loans, and secured personal loans) to the investors in the mutual funds sponsored by the Corporation and to the general public.

       During 1993 the Savings Bank, with its principal office located in Paramus, New Jersey, opened a branch office in San Francisco, California. It also received conditional approval from The Office of Thrift
Supervision to open additional branch offices in six other states.

Investments
- -----------

       The Corporation invests its assets in U.S. and foreign government obligations, equity securities, including public utilities and other dividend-paying, widely-held common stocks of major corporations, non-readily marketable limited partnerships and other non-readily marketable securities, options to purchase certain securities and in funds sponsored by the Corporation. From time to time, the Corporation makes investments in special situations. Investments maintained by the Corporation are used as a resource to provide funds to sponsor, promote and market shares of the Dreyfus family of funds and to sponsor and promote new business activities.

Other Operations
- ----------------

       Dreyfus Personal Management, Inc., a wholly-owned subsidiary of the Corporation that provided personalized portfolio management to a limited number of individual clients, discontinued operations as of June 30, 1993.

       Dreyfus Precious Metals, Inc., a wholly-owned subsidiary of the Corporation, purchases and sells precious metals and coins for investors. Operating results to date from this subsidiary have not been significant to the Corporation.

       During 1993, the Corporation sold Dreyfus Life Insurance Company, an insurance company subsidiary, for $11.7 million.

Personnel
- ---------

       The Corporation and its subsidiaries had over 2,100 employees at December 31, 1993, most of whom were employed in New York.
                                 -10-
ITEM 2.        PROPERTIES
- ------         ----------

               On September 25, 1989 the Corporation entered into an amended and restated lease to consolidate its corporate headquarters at 200 Park Avenue in New York City. The lease provides for the rental of an aggregate of 228,883 square feet and expires in 2005. The Corporation has an option to extend the term of the lease for three successive five-year periods. On May 19, 1993 the Corporation leased an additional 11,000 square feet at 200 Park Avenue which expires in 2005. On October 1, 1993, the Corporation subleased 38,000 square feet at 200 Park Avenue which expires in 1997. The Corporation has an option to extend the term of this lease for a five-year period. The Corporation also leases approximately 10,500 square feet at 150 Varick Street, which expires on May 31, 1994.

               Service Corporation owns approximately 26,733 square feet of office space in Jersey City, N.J. In January, 1990, Service Corporation subleased 94,695 square feet in Uniondale (Long Island), N.Y., pursuant to a sublease which expires in 2005. In March and October, 1993 Service Corporation leased an additional 31,565 square feet which expires in 2005. Service Corporation also leases office space in twelve other cities. See
Note 9 to the consolidated financial statements (listed in Item 8 below) for further information with respect to the Corporation's leases.

               The Corporation believes that the above-described premises are suitable and adequate for the Corporation's current needs in all material respects. All such premises are being fully utilized for the conduct of the Corporation's business or that of its subsidiaries.

ITEM 3.        LEGAL PROCEEDINGS
- ------         -----------------

               CLASS ACTIONS. On December 6, 1993, the Corporation and Mellon issued a joint press release announcing the merger described in Item 1 above (the "Merger"). Subsequently, six purported class action suits brought by six public shareholders of the Corporation were filed in December 1993 in the Supreme Court of the State of New York, County of New York, naming the Corporation, Mellon and the individual directors of the Corporation as defendants. Three of these complaints have been served. Defendants' time to move, answer or otherwise respond to these complaints has not yet expired.

               In these complaints, plaintiffs allege, among other things, that the Corporation and its Directors breached their fiduciary duties to the public shareholders of the Corporation by agreeing to the sale of the Corporation at a price which does not maximize shareholder value; failing to include a collar, or other form of price protection, for the Exchange
Ratio; placing the defendants' interests above those of the Corporation's shareholders; including in the Merger Agreement a $50 million termination fee; and failing to create the conditions for an open and vigorous auction of the Corporation. The complaint seeks injunctive relief as well as compensatory and punitive damages.

               The Corporation believes that these complaints lack merit and intends to defend them vigorously.

           OTHER CLASS ACTION. On March 23, 1994, two stockholders of Dreyfus Liquid Assets, Inc. ("Dreyfus Liquid Assets") and Dreyfus Growth Opportunity Fund, Inc. ("Dreyfus Growth") filed a complaint in the Supreme Court of the State of New York, County of Queens, naming the Corporation and Service Corporation as defendants, and Dreyfus Liquid Assets and Dreyfus Growth, individually, and as representatives of the management investment companies for which the Corporation serves as investment adviser under the 1940 Act, as nominal defendants. The
                                 -11-
ITEM 3.        LEGAL PROCEEDINGS-CONTINUED
- ------         -----------------

complaint is brought derivatively on behalf of Dreyfus Liquid Assets and Dreyfus Growth, individually, and as representatives of the Dreyfus family of funds.

           In the complaint, the plaintiffs allege, among other things, that the Corporation and Service Corporation violated their fiduciary duties by receiving pecuniary benefits from the sale of their "trust offices" in connection with the Merger. The plaintiffs further allege that the Corporation and Service Corporation breached their respective fiduciary duties by charging the Dreyfus family of funds excessive fees, of at least $55 million, in order to maximize profits earned from the sale of the "trust offices," and by acting solely to maximize their own profits through the proposed sale of the "trust offices" to Mellon, in violation of
Section 15(f) of the 1940 Act. Finally, the plaintiffs allege that the Merger will impose an "unfair burden" on the Dreyfus family of funds.

           The action seeks, among other things, to enjoin the Corporation and Service Corporation from selling the profits from the "trust offices" to Mellon, or, in the event the Merger is consummated, a rescission of such sale, or an accounting and disgorgement of all profits earned by the Corporation and Service Corporation as a result of the sale of the "trust offices," unspecified compensatory damages, costs and disbursements.

           Defendants' time to move, answer or otherwise respond to the complaint has not yet expired. The Corporation believes that the complaint lacks merit and intends to defend the suit vigorously.

               APPLICATION FILED WITH SEC. On December 22, 1993, six shareholders of mutual funds of which the Corporation is the adviser filed an application with the SEC for a statutory determination that the "independent" directors of the individual Corporation-managed mutual funds are "interested" directors within the meaning of the 1940 Act, thereby prohibiting them from voting on each of the fund's advisory contracts and other related matters in connection with the Merger (the "Application"). In the Application, the applicants allege, among other things, that (i) many of the "independent" directors serve on multiple boards of funds within the Corporation-managed mutual funds, (ii) as a result of such service, such directors earn material sums of money for very limited services, (iii) such directors have material business or professional relationships with the investment adviser, the Corporation, and (iv) these directors are, therefore, "interested." The Application further claims that common service on multiple boards with "interested" directors who are employees of the Corporation renders the "independent" directors "interested." The applicants also allege that since the "independent" directors of the Corporation-managed mutual funds are "interested," the directors are not qualified to make decisions on behalf of the funds.

               Applicants further note that as a result of the Merger, the Corporation's advisory contracts with various funds will terminate. Applicants contend that truly independent directors might well be in a position to bargain for possibly more advantageous terms in the investment advisory contracts from Mellon than had been negotiated with the Corporation. In the Application, applicants are seeking (i) a hearing before the SEC to consider their application, (ii) discovery from the Corporation and Mellon prior to such hearing, as such is permitted under the Administrative Procedure Act, and (iii) an order to the Corporation to cease and desist any efforts to obtain approval by the shareholders or the Boards of Directors of the Corporation-managed mutual funds of the proposed Merger or new contracts for advisory services arising from such Merger pending the hearing and a final ruling on the application by the SEC.
                                 -12-
ITEM 3.        LEGAL PROCEEDINGS-CONTINUED
- ------         -----------------

               The "independent" directors have opposed the Application on the grounds that (i) the Directors are not interested persons within Section 2(a)(19) of the 1940 Act, and (ii) the legislative history, court and SEC decisions, and industry practice all recognize that service on multiple boards within a mutual fund complex does not render a director
"interested" within the meaning of the 1940 Act. Counsel for the "independent" directors have advised the Corporation that the Application lacks merit.

               OTHER. The Corporation also is involved in ordinary routine litigation incidental to its business. Other than as described above, there are no pending legal proceedings or contingent liabilities affecting the Corporation that are expected to have a material adverse impact on the Corporation's financial position and results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------         ---------------------------------------------------

               No matters were submitted to a vote of the stockholders of the Corporation during the fourth quarter of 1993.

                                 -13-
                                              PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
- ------         -----------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

               Common Stock Market Prices and Dividends on page 17 of the annual stockholders report for the year ended December 31, 1993 are incorporated herein by reference.


ITEM 6.        SELECTED FINANCIAL DATA
- ------         -----------------------

               Selected Consolidated Financial Data on page 3 of the annual stockholders report for the year ended December 31, 1993 are incorporated herein by reference.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------         ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

               Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 6 of the annual stockholders report for the year ended December 31, 1993 are incorporated herein by reference.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------         -------------------------------------------

               The following consolidated financial statements of the registrant and its subsidiaries are submitted in a separate section of this report:


       Consolidated statements of income--years ended
           December 31, 1993, 1992 and 1991
       Consolidated balance sheets--December 31, 1993 and 1992 Consolidated statements of changes in Stockholders'
           Equity--years ended December 31, 1993, 1992 and 1991 Consolidated statements of cash flows--years ended
           December 31, 1993, 1992 and 1991
       Notes to consolidated financial statements

               Selected Quarterly Consolidated Financial Data, on page 3 of the annual stockholders report for the year ended December 31, 1993, are incorporated herein by reference.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------         ---------------------------------------------------------------
               FINANCIAL DISCLOSURE
               --------------------

               No events requiring disclosure under this item have occurred.
                                 -14-
                                        PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------        --------------------------------------------------

Identification of Directors
- ---------------------------

               The following table lists the names, ages (at December 31, 1993), and principal occupation and employment during the past five years of each Director of the Corporation, as well as the period he or she has served as a Director. Directors are elected to serve until the next annual meeting of the Corporation and until their successors shall have been duly chosen and shall have qualified.

                             Principal Occupation                     Director
Name                  Age    or Employment                              Since
- ----                  ---    -------------------                      ---------

Mandell L. Berman     76     Real Estate Consultant and Private          1970
                             Investor.  Mr. Berman is also
                             Immediate Past Chairman of the
                             Board of Trustees of the Skillman
                             Foundation, a member of the Board
                             of Vintners International, and
                             serves as a member of the Executive
                             Investment Committee of the
                             Corporation's Board of Directors.

Joseph S. DiMartino   50     President and Chief Operating Officer       1982
                             of the Corporation since October 1982,
                             formerly Executive Vice President since
                             October 1981, and prior thereto Senior
                             Vice President of the Corporation;
                             Executive Vice President and a Director
                             of Service Corporation; an officer
                             and/or director or trustee of various
                             investment companies advised or
                             administered by the Corporation.  Mr.
                             DiMartino is also a Director of Noel
                             Group, Inc., a Director and Corporate
                             Member of the Muscular Dystrophy
                             Association, and a Trustee of Bucknell
                             University.

Alvin E. Friedman     74     Senior Adviser to Dillon, Read & Co.        1984
                             Inc., an investment banking firm, since
                             February 1986, formerly a Director
                             since May 1984; prior thereto, managing
                             director of Lehman Brothers Kuhn Loeb
                             Incorporated.  Mr. Friedman is a
                             Director and member of various Board
                             committees of Avnet, Inc.  He also
                             serves as a member of the Audit/
                             Compensation and Executive Investment
                             Committees of the Corporation's Board of Directors.

Lawrence M. Greene    82     Legal Consultant to the Corporation         1965
                             since January 1982, formerly Vice
                             President-Legal of the Corporation;
                             Executive Vice President and Director
                             of Service Corporation; an officer
                             and/or director or trustee of various
                             investment companies managed by the
                             Corporation; an officer and/or director
                             of various subsidiaries of the
                             Corporation.  Mr. Greene also serves as
                             a member of the Audit/Compensation
                             Committee of the Corporation's Board
                             of Directors.
                                 -15-
ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - continued
- -------          --------------------------------------------------

Abigail Q. McCarthy   78     Author, lecturer, columnist,                1970
                             educational consultant.  Mrs. McCarthy
                             was Founding President of the
                             Washington Clearing House on Women's
                             Issues and is on The Advisory Board of
                             the Washington Independent Writers.

Julian M. Smerling    65     Vice Chairman of the Board of the           1980
                             Corporation since October 1981,
                             formerly Senior Vice President of the
                             Corporation; Executive Vice President
                             and a Director of Service Corporation.
                             Mr. Smerling also serves as a member
                             of the Executive Investment Committee
                             of the Corporation's Board of Directors.

Howard Stein          67     Chairman of the Board and Chief             1965
                             Executive Officer of the Corporation;
                             Chairman of the Board of Service
                             Corporation; an officer and/or director, trustee or managing general partner of various of the investment companies managed by the Corporation. Mr. Stein is a Director of Avnet, Inc. and a Trustee of Corporate Property Investors.
                             He also serves as a member of the
                             Executive Investment Committee of the
                             Corporation's Board of Directors.

David B. Truman       80     Educational Consultant; past President      1965
                             of the Russell Sage Foundation, a
                             social science research organization;
                             President of Mount Holyoke College
                             from July 1969 to June 1978. Mr. Truman is also a member of the Audit/Compensation
                             Committee of the Corporation's Board of
                             Directors.

Identification of Executive Officers
- ------------------------------------

      The following table lists the names, ages (at December 31, 1993), dates first elected as officers of the Corporation in the positions stated, and principal occupations and employment during the past five years of each of the Corporation's executive officers. All officers are elected to terms of office for one year.

Name               Age        Principal Occupation or Employment
- ----               ---        ----------------------------------

Howard Stein       67         Chairman of the Board and Chief Executive
                              Officer since December 1970; President from
                              January 1980 to October 1982; Chairman of the
                              Board of Service Corporation since February 1983 and Director since February 1968; Chairman of the Board of The Dreyfus Fund since February
                              1970, Director since May 1965, President from
                              May 1965 to June 1984 and Investment Officer since 1960; also, an officer, director, trustee and/or managing general partner of various other companies sponsored by, or affiliated with, the Corporation.

                                 -16-
ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - continued
- -------          --------------------------------------------------

Julian M. Smerling     65     Vice Chairman of the Board since October 1981;
                              Director since January 1980; Senior Vice
                              President from December 1975 to October 1981;
                              Director of Service Corporation since February
                              1968; Executive Vice President of Service
                              Corporation; also, an officer and/or director of other companies affiliated with the Corporation.

Joseph S. DiMartino    50     President and Chief Operating Officer since
                              October 1982 and Director since June 1982;
                              Executive Vice President from October 1981 to
                              October 1982; Senior Vice President from
                              September 1979 to October 1981; Director of
                              Service Corporation since April 1973;  Executive
                              Vice President of Service Corporation;
                              President, Director and Investment Officer of
                              Dreyfus Liquid Assets and other money market mutual funds; also, an officer, director and/or trustee of various other companies sponsored by, or affiliated with, the Corporation.

David W. Burke         57     Vice President and Chief Administrative Officer
                              since October 1990; Vice President and Director of The Dreyfus Trust Co. (N.Y.); President of
                              CBS News, a division of CBS, Inc., from August
                              1988 to September 1990; Executive Vice President of ABC News, a division of Capital Cities/ABC, from May 1986 to August 1988, and Vice
                              President-Planning and Assistant to the
                              President of ABC News from August 1977 to May
                              1986.

Alan M. Eisner         54     Vice President and Chief Financial Officer since
                              April 1981; an officer and/or director of other companies affiliated with the Corporation.

Daniel C. Maclean      51     Vice President since December 1982 and General
                              Counsel since March 1978; Secretary from October
                              1977 to December 1982; Secretary of Service
                              Corporation since October 1977; also, an officer and/or director of other companies sponsored by, or affiliated with, the Corporation.

Robert F. Dubuss       58     Vice President since March 1983; Assistant Vice
                              President from July 1973 to March 1983;
                              Treasurer of Service Corporation since September
                              1979; Assistant Treasurer of The Dreyfus Fund,
                              Inc. since April 1969; also, an officer and/or director of other companies affiliated with the Corporation.

                                 -17-
ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - continued
- -------          --------------------------------------------------

Elie M. Genadry        49     Vice President - Institutional Sales since June,
                              1989; President of the Institutional Services
                              Division of Service Corporation since February
                              1987 and Executive Vice President of Service
                              Corporation since September 1983; Vice
                              President-Institutional Operations of Service
                              Corporation from October 1979 to September 1983;
                              Interim President of the Group Retirement Plans
                              Division of Service Corporation from November
                              1991 to August 1992 and President since August
                              1992; and Interim President of the Broker/Dealer
                              Division of Service Corporation from January
                              1992 to May 1992 and President since May 1992.
                              Also, an officer of other investment companies advised or administered by the Corporation.

Jeffrey N. Nachman     43     Vice President - Mutual Fund Accounting since
                              June 1989; Co-Manager of the Corporation's
                              Mutual Fund Operations Department from November
                              1987 through June 1989 and Assistant Manager of the Mutual Fund Operations Department from July
                              1973 through November 1987. Also, an officer of other investment companies advised or administered by the Corporation.

Peter A. Santoriello   46     Vice President since December 1982; Director and
                              President of Dreyfus Management, Inc. since
                              December 1977; President and Director of Dreyfus
                              Balanced Fund, Inc. since June 1992.

Robert H. Schmidt*     57     Vice President since January 1991; President and
                              Director of Service Corporation and of Seven Six
                              Seven Agency, Inc. since January 1991; Chairman and Chief Executive Officer of Levine, Huntley,
                              Schmidt & Beaver, an advertising agency, from March 1972 to December 1990.

Kirk V. Stumpp         39     Vice President-New Product Development since
                              July 1993; Senior Vice President and Director of
                              Marketing for Service Corporation since 1986;
                              and Marketing Manager of Retail Products from
                              1982-1987.

Philip L. Toia         60     Vice President since August 1986; Director of
                              Fixed Income Research of the Corporation since
                              January 1991; an officer and/or director of other companies affiliated with the Corporation;
                              Senior Vice President of The Chase Manhattan
                              Bank, N.A. and the Chase Manhattan Capital
                              Markets Corporation from 1979 to July 1986.

                                 -18-
ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - continued
- -------          --------------------------------------------------

Mark N. Jacobs         47     Secretary since December 1982; Deputy General
                              Counsel since January 1992, Associate General
                              Counsel from February 1983 to December 1991 and
                              Assistant General Counsel from June 1977 to
                              February 1983; also, an officer of other companies sponsored by, or affiliated with, the Corporation.

John J. Pyburn         58     Assistant Vice President since December 1983;
                              Manager of the Corporation's Mutual Fund
                              Operations Department from 1974 to June 1989;
                              also, an officer of other companies sponsored by the Corporation.

Katherine C. Wickham   44     Assistant Vice President-Human Resources since
                              November 1989; Project Manager from September
                              1983 to October 1989; also, Vice President of
                              Dreyfus Consumer Life Insurance Company since
                              May 1984.

Maurice Bendrihem      42     Controller since July 1986; also, an officer of
                              other companies affiliated with the Corporation.

Christine Pavalos      61     Assistant Secretary since March 1972; Assistant
                              Secretary of Service Corporation since February
                              1968; Assistant Secretary of the Dreyfus Fund since March 1973; also, an officer of other companies affiliated with the Corporation.


* Mr. Schmidt and the Corporation are currently discussing an arrangement pursuant to which Mr. Schmidt would cease to be an executive officer on or prior to June 30, 1994 but would continue as a consultant through October 31, 1994.

Business Experience
- -------------------

      Included above under "Principal Occupation or Employment."

                                 -19-
ITEM 11.         EXECUTIVE COMPENSATION
- -------          ----------------------

      The information given below sets forth the annual and long-term compensation for services to the Corporation during the indicated fiscal years of those person who were, as of December 31, 1993, (i) the Chief Executive Officer, and (ii) the other four most highly compensated officers of the Corporation.

                                           SUMMARY COMPENSATION TABLE


                                                                        Long Term
                                                                       Compensation
                                                                       ------------
                                 Annual Compensation                      Awards
                       ---------------------------------------         ------------

                                                                       Securities
   Name and                                                            Underlying
   Principal                                             Other Annual  Options          All Other
   Position              Year    Salary     Bonus        Compensation  (# of Shares) Compensation(2)
   ---------             ----    ------     -----        ------------  ------------- ---------------
Howard Stein             1993    $237,981   $1,517,066        -0-           -0-       $1,048,690
 Chairman of the         1992     237,981    1,374,217   $1,131,694(1)      -0-          916,049
 Board and Chief         1991     237,981      995,631        -0-           -0-          639,015
 Executive Officer

Joseph S. DiMartino      1993     169,231    1,081,807        -0-           -0-          959,592
 President and           1992     169,231      979,942        -0-           -0-          829,949
 Chief Operating         1991     169,231      709,977        -0-           -0-          621,187
 Officer

Julian M. Smerling       1993     163,942    1,081,807        -0-           -0-          964,613
 Vice Chairman           1992     163,942      979,942        -0-           -0-          867,105
 of the Board            1991     163,942      709,977        -0-           -0-          648,326

Robert H. Schmidt        1993     600,000      250,000        -0-           -0-          150,000
 Vice President          1992     600,000      250,000        -0-           -0-          150,000
                         1991     600,000      250,000        -0-         50,000         150,000

David W. Burke           1993     500,000      200,000        -0-           -0-          175,000
 Vice President          1992     250,000      450,000        -0-           -0-          175,000
 and Chief               1991     250,000      250,000        -0-         50,000         125,000
 Administrative
 Officer

      1. The amount shown for Mr. Stein represents his exercise, during 1992, of options granted to him in 1982, and reflects the increase in the Corporation's book value per share during the ten year period between the grant and the exercise of such options.
                                 -20-
ITEM 11.        EXECUTIVE COMPENSATION - continued
- -------         ----------------------

      2. The amounts shown in the "All Other Compensation" column for 1993 represent amounts paid to or accrued for the named individuals in accordance with the Corporation's Retirement Profit-Sharing Plan ("RPSP"), Deferred Compensation Plan ("DCP"), and/or Optional Incentive Payment Plan ("OIPP"), as follows: Howard Stein - $30,000 RPSP, $408,762 DCP, and $609,928 OIPP; Joseph S. DiMartino - $30,000 RPSP, $282,759 DCP, and
$609,928 OIPP; Julian M. Smerling - $30,000 RPSP, $281,437 DCP, and
$653,176 OIPP; Robert H. Schmidt - $30,000 RPSP and $120,000 DCP; and
David W. Burke - $30,000 RPSP and $145,000 DCP. An amount of $36,905 is also included for Mr. DiMartino, representing the dollar value of the benefit to him of the premium paid by the Corporation during 1993 for the non-term portion of a split-dollar life insurance policy covering Mr. DiMartino and his wife.

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

           The information presented below relates to options previously granted pursuant to either: (1) the Corporation's Incentive Stock Option Plan, which was approved by stockholders in 1982 and expired as to the grant of new options in 1992; or (2) the Corporation's 1989 Non-Qualified Stock Option Plan, approved by stockholders in 1989. There were no options granted to or exercised by the executive officers named below during 1993.

                          Number of Securities                 Value of Unexercised
                          Underlying Unexercised               In-the-Money
                          Options at FY-End                    Options at FY-End
                          -----------------                    -----------------

      Name             Exercisable    Unexercisable     Exercisable        Unexercisable
      ----             -----------    -------------     -----------        -------------
Howard Stein            65,900        50,000            $1,194,764         $  934,375

Joseph S. DiMartino    125,000        75,000             1,792,187          1,220,312

Julian M. Smerling      50,000        50,000               934,375            934,375

Robert H. Schmidt       12,500        37,500               139,844            419,531

David W. Burke          37,500        62,500               589,844            719,531

                                 -21-



ITEM 11.       EXECUTIVE COMPENSATION - continued
- -------        ----------------------

                                    PENSION PLAN TABLE
                                         Years of Service
                    ----------------------------------------------------------

Remuneration          15          20          25           30           35
- ------------          --          --          --           --           --

$125,000            $17,493     $23,325     $29,156      $34,987      $40,818

 150,000             20,992      27,990      34,988       41,985       48,983

 175,000             24,491      32,655      40,818       48,983       57,146

 200,000             27,990      37,320      46,650       55,980       65,310

 225,000             31,489      41,985      52,481       62,977       73,473

 250,000             33,005      44,007      55,010       66,012       77,014

           The above table shows the estimated annual pension benefits payable under the Pension Plan at the normal retirement age of 65, subject to limitations, if any, under the Internal Revenue Code, assuming payments made on the normal straight life annuity basis and not under any of the various survivor options. The benefits under the Pension Plan are not reduced for Social Security or other benefits received by participants.

           Remuneration covered by the plan consists of an employee's base salary (limited by the Internal Revenue Code during 1993 to a maximum of $235,840), and benefits are payable based on the average salary over the final ten years of employment. The years of credited service to date of the individuals listed in the Summary Compensation Table and their current compensation covered by the Pension Plan are:

           Howard Stein - 39 years, $235,840, Julian M. Smerling - 37 years, $163,942, Joseph S. DiMartino - 23 years, $169,231, Robert H. Schmidt - 3 years, $235,840, and David W. Burke - 3 years, $235,840.

Compensation of Directors
- -------------------------

           Directors who are also officers of the Corporation receive no remuneration for their service as a Director or for their attendance at Board Meetings. Each Director who is not an officer of the Corporation receives a per annum fee of $20,000 in addition to a fee of $500 (increased to $1,000 effective October 14, 1993) for each Board Meeting attended. Non-officer members of the Audit/Compensation and Executive Investment Committees of the Board of Directors receive an attendance fee of $500 for each Audit/Compensation or Executive Investment Committee meeting attended.

           Mr. Greene serves as a consultant to the Corporation principally with respect to legal matters. He receives $75,000 on an annual basis under his consulting agreement with the Corporation.
                                 -22-



ITEM 11.         EXECUTIVE COMPENSATION - continued
- -------          ----------------------

Termination of Employment and Change-In-Control Arrangements
- ------------------------------------------------------------

           Contingent Benefit Plan - In 1984, the stockholders approved a Contingent Benefit Plan (the "Plan") adopted in order to provide for specified benefit payments to designated key employees of the Corporation in the event of termination of their employment after a change of control of the Corporation (defined as the acquisition of more than 25% of the voting stock of the Corporation). Under the Plan, the Board of Directors may grant the key employees a maximum aggregate of 1,500,000 Units, each representing the difference between the book value of one share of common stock of the Corporation and its market price, as defined. Each Unit represents the obligation of the Corporation to pay its value, in cash, in the event of termination of employment of the key employee, including voluntary termination but excluding termination for cause, within a period of two years following the change of control. As of December 31, 1993, the individuals named in the Summary Compensation Table had been granted the following numbers of Units pursuant to the Plan: Howard Stein - 165,000 Units, Joseph S. DiMartino - 165,000 Units, and Julian M. Smerling
- - 165,000 Units.

           Supplemental Retirement Benefits - Pursuant to an agreement with the Corporation, Julian M. Smerling will receive supplemental retirement benefits of $500,000 per year, with a ten year certain payout. The agreement provides for a lump-sum payment of the entire remaining amount of such retirement benefits in the event of a change of control (as defined) of the Corporation. See also Item 10 - "Directors and Executive Officers of the Registrant."

Compensation Committee Interlocks and Insider Participation
- -----------------------------------------------------------

           The members of the Audit/Compensation Committee of the Board of Directors are Alvin E. Friedman, Lawrence M. Greene and David B. Truman. Mr. Greene was formerly an officer of the Corporation, and is currently an officer of various subsidiaries of the Corporation, including Executive Vice President of Service Corporation. Messrs. Friedman and Truman are the sole members of the Executive Compensation Sub-Committee of the Audit/Compensation Committee.

Merger Agreement
- ----------------

           The Agreement and Plan of Merger between the Corporation and Mellon described in Item 1 above contains provisions pursuant to which, if the merger with Mellon is consummated, changes in and additions to the Corporation's various employee benefits plans, agreements and programs will be implemented. Certain of the Corporation's directors and executive officers are participants in these plans, agreements and programs.


                                 -23-
ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------          --------------------------------------------------------------

           The following stockholders owned beneficially more than 5% of the Corporation's common stock issued and outstanding, according to filings made with the SEC:

      Name and Address             Number of Shares         Percentage
      ----------------             ----------------         ----------

Michael F. Price                   1,894,900 as of             5.2%
Heine Securities Corporation       December 14, 1993
51 John F. Kennedy Parkway
Short Hills, New Jersey

The Equitable Companies            2,097,900 as of             5.7%
Incorporated                       December 31, 1993
787 Seventh Avenue
New York, New York

           The shares shown above for Michael F. Price and Heine Securities Corporation ("HSC") are held by HSC, a registered investment adviser, on behalf of its clients. Mr. Price is also listed as a beneficial owner of such shares since as President of HSC he exercises voting control and dispositive power over the securities held by HSC.

           The shares shown above for The Equitable Companies Incorporated were acquired for investment purposes by various of its subsidiaries, either directly or on behalf of client discretionary investment advisory accounts.

           The Depository Trust Company, central depository for the securities industry, held of record 33,070,272 shares or 90.5% of the Corporation's common stock issued and outstanding as of January 31, 1994. The beneficial ownership of such shares is not readily determinable.

           The following table represents shares of the Corporation's common stock beneficially owned by the Directors, other named executive officers, and all officers and Directors as a group, as of January 31, 1994.

Name                  Number of Shares(1)      Percent of Total Outstanding
- ----                  ----------------         ----------------------------

Mandell L. Berman                481,314              1.3%
Joseph S. DiMartino              158,441               .4%
Alvin E. Friedman                    600                -
Lawrence M. Greene                35,000               .1%
Abigail Q. McCarthy                  337                -
Julian M. Smerling               116,347               .3%
Howard Stein                   1,204,661              3.3%
David B. Truman                    1,000                -
Robert H. Schmidt                 14,912                -
David W. Burke                    39,729               .1%
All Directors and
Officers as a group            2,664,030              7.3%

- ----------------------

1. The shares shown above include those held for the benefit of participants in the Corporation's Retirement Profit-Sharing Plan. It is estimated that Messrs. DiMartino, Smerling, Stein, Schmidt and Burke, and all officers of the Corporation as a group, had a beneficial interest in
                                 -24-
ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------          ---------------------------------------------------
                 MANAGEMENT - continued
                 ----------

      33,441, 66,347, 178,361, 1,412, 2,226 and 603,557 of such shares, respectively, as of January 31, 1994. The shares shown above for the following individuals and group also includes those shares with respect to which there exists the right to acquire beneficial ownership pursuant to vested options, as follows: Joseph S. DiMartino - 125,000 shares, Julian M. Smerling - 50,000 shares, Howard Stein - 65,900 shares,
      Robert H. Schmidt - 12,500 shares, David W. Burke - 37,500 shares, and all Directors and officers as a group - 525,575 shares.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------          ----------------------------------------------

      Loans to Officers - Two officers of the Corporation received mortgage loans from the Savings Bank during 1993, and a third officer remained as guarantor for such a loan made to a relative in 1992. Such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not include more than the normal risk of collectibility or present other unfavorable features. In addition, the loans to the two officers were subsequently sold in the secondary market, so that thereafter no indebtedness existed, or exists, between such officers and the Savings Bank. See also Item
10 - "Directors and Executive Officers of the Registrant."

                                 -25-
                                          PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
- -------          -----------------------------------------------------------
                 8-K
                 ---

           (a) (1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

             (3)--Listing of Exhibits:

                 2 Agreement and Plan of Merger with Mellon Bank Corporation, Mellon Bank, N.A. and XYZ Sub Corporation, a subsidiary of Mellon Bank.*

                 3.(i)(a) Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3(a) filed as a part of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

                 3.(i)(b) Certificate of Amendment to Articles of Incorporation effective as of June 16, 1986, is incorporated by reference to Exhibit 3(a)(ii) filed as part of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

                 3.(i)(c) Certificate of Amendment to Articles of Incorporation effective as of June 16, 1987 is incorporated by reference to Exhibit 3(a)(ii) filed as part of The Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                 3.(i)(d) Certificate of Amendment to Articles of Incorporation effective as of June 27, 1988 is incorporated by reference to Exhibit 3(a)(ii) filed as part of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

                 3.(ii)(a)         By-laws, as amended, are incorporated by
                                   reference to Exhibit 3(b) filed as a part of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

                 3.(ii)(b)         Amendments to By-laws occurring from July 25,
                                   1984 through March 3, 1988 are incorporated by reference to Exhibit 3(b)(ii) filed as a part of the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                                   31, 1988.

    *Omitted from filing of this Report and filed separately with the Securities and Exchange Commission.
                                 -26-
ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
- -------          -----------------------------------------------------------
                 8-K --Continued
                 ---

                 10.  Material Contracts

                 10.(iii)(A)(a)    Agreement with respect to supplemental
                                   retirement benefits is incorporated by
                                   reference to Exhibit 10(ii)(A) filed as a part of the Corporations' Annual Report on Form 10-K for the fiscal year ended December
                                   31, 1989.

                 10.(iii)(A)(b)    Amended Deferred Compensation Plan is
                                   incorporated by reference to Exhibit
                                   10(iii)(A) filed as a part of the
                                   Corporations' Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                 10.(iii)(A)(c)    An Incentive Stock Option Plan approved by
                                   shareholders in 1982 is incorporated by
                                   reference to the Corporation's proxy
                                   material for its 1982 Annual Meeting.

                 10.(iii)(A)(d)    A Contingent Benefit Plan approved by
                                   shareholders in 1984 is incorporated by
                                   reference to the Corporation's proxy material for its 1984 Annual Meeting.

                 10.(iii)(A)(e)    Optional Incentive Payment Plan is
                                   incorporated
                                   by reference to Exhibit 10(iii)(A) filed as a part of the Corporation's Annual Report on Form 10-K for the fiscal year ended December
                                   31, 1986.

                 10.(iii)(A)(f)    1989 Non-Qualified Stock Option Plan approved
                                   by shareholders in 1989 is incorporated by reference to the Corporation's proxy material for its 1989 Annual Meeting.

                 10.(iii)(A)(g)    Agreement relating to split-dollar life
                                   insurance policy covering Joseph S. DiMartino and his wife.**

                 10.(iii)(A)(h)    Consulting Agreement with Lawrence M.
                                   Greene.**

                 11.    Computation of Earnings Per Share of Common Stock.
                 13. Annual Report to Stockholders for the year ended December 31, 1993.
                 21.    Subsidiaries of the Registrant.
                 23.    Consent of Independent Auditors.

           (b)  Reports on Form 8-K filed in the fourth quarter of 1993:

                       On December 7, 1993 the Corporation filed a Report on Form 8-K describing the Corporation's announcement of its execution of an Agreement and Plan of Merger with Mellon Bank Corporation.

          **Included in filing with the Securities and Exchange Commission only.
                                 -27-
ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
- -------          -------------------------------------------
                 REPORTS ON FORM 8-K
                 -------------------

   (c)  Exhibits

   EXHIBIT 11 -- COMPUTATION OF EARNINGS PER SHARE --
                   THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

                                                      Year ended December 31,
                                                  -------------------------------
                                                   1993        1992        1991
                                                  -------     -------     -------
                                           (000's Omitted, Except Per Share Data)

Basis for computation of earnings per
   common share and primary earnings
   per common share:
   Net Income                               (1)   $99,411     $91,171     $67,910

   Dividend equivalents and related
     interest on unexercised incentive
     stock options (net of taxes)                     179         146         185
                                                  -------     -------     -------

   Net Income as adjusted                   (2)   $99,590     $91,317     $68,095
                                                  =======     =======     =======

Weighted average number of shares
   outstanding:

   Weighted average number of shares
     outstanding during the
     period                                 (3)    36,786      37,965      38,330


   Net effect of dilutive stock options-based
     on the treasury stock method using
     the average value                                566         656         501
                                                  -------     -------     -------

           Total                            (4)    37,352      38,621      38,831
                                                  =======     =======     =======


EARNINGS PER SHARE:

   No Dilution                      (1)/(3)=(5)     $2.70       $2.40       $1.77
                                                  =======     =======     =======


   Primary (a)                      (2)/(4)=(6)     $2.67       $2.36       $1.75
                                                  =======     =======     =======

    (Continued on following page)

                                 -28-
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
- ----------------------------------------------------
   REPORTS ON FORM 8-K--
   ---------------------

   (c)  Exhibits


   EXHIBIT 11 -- COMPUTATION OF EARNINGS PER SHARE --
                   THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
                   (CONTINUED)

                                                      Year ended December 31,

                                                   1993        1992        1991
                                                  -------     -------     -------
                                              (000's Omitted, Except Per Share Data)
Basis for computation of earnings per
   common share assuming full dilution:
   Net Income                                     $99,411     $91,171     $67,910

   Dividend equivalents and related
     interest on unexercised incentive
     stock options (net of taxes)                     179         146         185
                                                  -------     -------     -------

   Net Income as adjusted                   (7)   $99,590     $91,317     $68,095
                                                  =======     =======     =======

Weighted average number of shares
   outstanding:

   Weighted average number of shares
     outstanding during the
     period                                        36,786      37,965      38,330

   Net effect of dilutive stock options-based
     on the treasury stock method using the
     higher of the period end or average value        622         664         695
                                                  -------     -------     -------

           Total                            (8)    37,408      38,629      39,025
                                                  =======     =======     =======


   Fully Diluted Earnings Per
        Share (a):                  (7)/(8)=(9)     $2.66       $2.36       $1.74
                                                  =======     =======     =======


Note: (a)  The earnings per share data shown on lines 6 and 9 above are not presented in the consolidated statements of income included in the annual report to stockholders, which are incorporated by reference in Item 8, since the dilution from the earnings per share amounts presented in such statements is less than 3%.


                                 -29-
ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
- -------          -----------------------------------------------------------
                 8-K--Continued
                 ---

Exhibit 13 - Annual Report to Stockholders for the year ended
               December 31, 1993.  (Pages 54 through 73)

                                 -30-
ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
- -------          -----------------------------------------------------------
                 8-K--Continued
                 ---

           (c) Exhibits--Continued
Exhibit 21--Subsidiaries of the Registrant
                                                     State of         Date of
                                                  Incorporation   Incorporation
                                                  -------------   -------------

The Dreyfus Corporation                              New York          1947

      Subsidiaries of The Dreyfus Corporation(1)
      ---------------------------------------

Dreyfus Service Corporation                          New York          1968

Dreyfus Management, Inc.                             New York          1970

Dreyfus Personal Management, Inc.(2)                 New York          1983

Dreyfus Consumer Life Insurance Company              Connecticut       1981

The Dreyfus Security Savings Bank, F.S.B.(3)         New Jersey        1970

Dreyfus Thrift & Commerce(4)                         Utah              1987

Dreyfus Realty Advisors, Inc.(5)                     Delaware          1986

The Dreyfus Trust Company(6)                         New York          1984

The Dreyfus Consumer Credit Corporation              Delaware          1983

Lion Management, Inc.(7)                             Delaware          1988

Dreyfus Acquisition Corporation                      New York          1974

(1)     The names of certain subsidiaries of the Corporation have been omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary. Except as noted, all of the above listed subsidiaries are wholly-owned by the Corporation, except for directors' qualifying shares.
(2)     This subsidiary discontinued operations as of June 30, 1993.
(3)     The stock of this subsidiary is held as the sole asset of a separate, wholly-owned subsidiary of the Corporation,
        Dreyfus-Lincoln, Inc., which was incorporated in New Jersey in 1983.
(4) The stock of this subsidiary is held as an asset of a separate, wholly-owned subsidiary of the Corporation, The Dreyfus Holding Corporation, which was incorporated in Delaware in 1982.
(5) The stock of this subsidiary is held as an asset of a separate, wholly-owned subsidiary of the Corporation, Dreyfus Service Organization, Inc., which was incorporated in Delaware in 1971.
(6) The stock of this subsidiary is held as an asset of a separate, wholly-owned subsidiary of the Corporation, Dreyfus Garden City,
        Inc., which was incorporated in Delaware in 1984.
(7)     The stock of this subsidiary is held as an asset of Service
        Corporation.
                                 -31-
ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
- -------          -----------------------------------------------------------
                 8-K--Continued
                 ---

                 (c)  Exhibits--Continued

                      Exhibit 23--Consent of Independent Auditors


                                 -32-







                CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Pre-Effective Amendment No. 4 to Registration Statement No. 33-37606 on Form
S-3 dated August 30, 1991, Post-Effective Amendment No. 15 to Registration Statement No. 2-41530 on Form S-8 dated April 30, 1984, Post-Effective Amendment No. 12 to Registration Statement
No. 2-47970 on Form S-3 dated April 30, 1984, Post-Effective Amendment No. 14 to Registration Statement No. 2-42821 on Form S-3 dated April 30, 1984, and in Post-Effective Amendment No. 11 to Registration Statement No. 2-50996 on Form S-3 dated April 30, 1984 of our report dated January 27, 1994, with respect to the consolidated financial statements and schedules of The Dreyfus Corporation, included in the Annual Report (Form 10-K) for the year ended December 31, 1993.



                                    /s/ ERNST & YOUNG

New York, New York
March 25, 1994

                                 -33-


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
- -------          -----------------------------------------------------------
                 8-K--Continued
                 ---

           (d)         Financial Statement Schedules--The response to
                         this portion of Item 14 is submitted as a separate section of this report.


                                 -34-
                                                   SIGNATURES
                                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended December 31, 1993, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE DREYFUS CORPORATION
                                             -----------------------



                                     Principal Executive Officer
                                     ---------------------------



                                     /s/     Howard Stein
                                     ----------------------------
                                             Howard Stein


                                     Principal Financial Officer
                                     ---------------------------



                                     /s/     Alan M. Eisner
                                     ----------------------------
                                             Alan M. Eisner



                                     Principal Accounting Officer
                                     ----------------------------



                                     /s/     Maurice Bendrihem
                                     ----------------------------
                                             Maurice Bendrihem



Dated:  March 30, 1994
                                 -35-
                                             SIGNATURES OF DIRECTORS
                                             -----------------------



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended December 31, 1993, to be signed on its behalf by the undersigned as Directors of the Registrant.





      /s/ Mandell L. Berman                      /s/ Abigail McCarthy
      --------------------------                 -------------------------
      Mandell L. Berman                          Abigail McCarthy



      /s/ Joseph S. DiMartino                    /s/ Julian Smerling
      --------------------------                 -------------------------
      Joseph S. DiMartino                        Julian Smerling



      /s/ Alvin E. Friedman                      /s/ Howard Stein
      --------------------------                 --------------------------
      Alvin E. Friedman                          Howard Stein



      /s/ Lawrence M. Greene                     /s/ David B. Truman
      --------------------------                 --------------------------
      Lawrence M. Greene                         David B. Truman












Dated: March 30, 1994

                                 -36-
                                 ANNUAL REPORT ON FORM 10-K

                            ITEM 14(a) (1) AND (2) AND ITEM 14(d)

               LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                               YEAR ENDED DECEMBER 31, 1993

                      THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

The following consolidated financial statements of The Dreyfus Corporation and subsidiary companies are included in Item 8:
                                                                     Page In
                                                                    Form 10-K
                                                                  -------------

 Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . 38

 Consolidated statements of income--years ended
   December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . 39

 Consolidated balance sheets--December 31, 1993 and
   December 31, 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . 40-41

 Consolidated statements of changes in Stockholders' Equity--
   years ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . 42

 Consolidated statements of cash flows--years ended December 31,
   1993, 1992 and 1991. . . . . . . . . . . . . . . . . . . . . . . . . . 43

 Notes to consolidated financial statements . . . . . . . . . . . . . . . 44-49

The following consolidated financial statement schedules of The Dreyfus Corporation and subsidiary companies are included in Item 14(d):
                                                                        Page In
                                                                      Form 10-K
                                                                      ---------

 Schedule  I  -- Marketable securities--other investments. . . . . . . . 50-52
 Schedule  X  -- Supplementary income statement information. . . . . . . 53

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not meet the requirements of Rule 3-09(a) of Regulation S-X.
                                 -37-



                   Report of Independent Auditors




Stockholders and Board of Directors
The Dreyfus Corporation


We have audited the accompanying consolidated balance sheets of The Dreyfus Corporation and Subsidiary Companies as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dreyfus Corporation and Subsidiary Companies at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                            /s/ ERNST & YOUNG

New York, New York
January 27, 1994, except for Note 14,
as to which the date is March 23, 1994

Page>
The Dreyfus Corporation and Subsidiary Companies

CONSOLIDATED STATEMENTS OF INCOME

                                                           Year Ended December 31,
                                                    1993             1992             1991
- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------
REVENUES:
  Management, investment advisory and
     administrative fees (net)--Note 13......   $297,472,000     $273,603,000     $220,213,000
  Interest and dividends.....................     24,219,000       30,559,000       41,270,000
  Underwriting and other fees (net)--Note 4..     21,653,000       15,182,000        7,603,000
  Net gains on investment transactions--
     Notes 1 and 2...........................     25,193,000        7,128,000          590,000
  Other (net)--Note 10.......................     17,491,000       15,975,000       12,630,000
                                                ------------     ------------     ------------
       Total Revenues........................    386,028,000      342,447,000      282,306,000
                                                ------------     ------------     ------------
EXPENSES--NOTE 13:
  Salaries...................................     85,970,000       73,881,000       65,614,000
  Advertising and other direct selling
     expenses................................     62,529,000       56,149,000       49,888,000
  Other selling, general and administrative
     expenses................................     77,909,000       70,400,000       61,069,000
  Interest...................................      1,309,000        2,346,000        4,125,000
                                                ------------     ------------     ------------
       Total Expenses........................    227,717,000      202,776,000      180,696,000
                                                ------------     ------------     ------------
Income before taxes based on income..........    158,311,000      139,671,000      101,610,000
                                                ------------     ------------     ------------
Provision for taxes based on income--Note 8:
     Federal.................................     47,400,000       38,700,000       27,200,000
     State and Local.........................     11,500,000        9,800,000        6,500,000
                                                ------------     ------------     ------------
                                                  58,900,000       48,500,000       33,700,000
                                                ------------     ------------     ------------
NET INCOME...................................   $ 99,411,000     $ 91,171,000     $ 67,910,000
                                                ============     ============     ============

Net Income per share of common stock.........          $2.70            $2.40            $1.77
                                                       =====            =====            =====
Weighted average numbers of shares
  outstanding during the year................     36,786,000       37,965,000       38,330,000
                                                ============     =============     ===========


See notes to consolidated financial statements.

The Dreyfus Corporation and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
ASSETS                                                             1993              1992
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------
Cash and cash equivalents--primarily shares of sponsored
  money market investment companies.......................     $301,277,000      $216,360,000
Receivables:
  For management, investment advisory and administrative
     fees.................................................       23,114,000        22,316,000
  From brokers and dealers................................       12,745,000         5,101,000
  Interest, dividends and other receivables...............       14,255,000        15,755,000
                                                               ------------      ------------
     Total Receivables....................................       50,114,000        43,172,000
                                                               ------------      ------------
Investments in marketable securities--Notes 1 and 2:
  Marketable equity securities--including $9,026,000 in
     1993 pledged as collateral in connection with
     securities transactions..............................      183,968,000       269,707,000
  Other marketable securities--principally at cost, which
     approximates market..................................      147,763,000       227,933,000
                                                               ------------      ------------
     Total Investments in marketable securities...........      331,731,000       497,640,000
                                                               ------------      ------------
Other investments (fair value--$175,862,000 in 1993 and
  $56,293,000 in 1992)--Notes 1 and 2.....................      133,923,000        53,895,000
Fixed assets--at cost, less accumulated depreciation and
  amortization--Note 3....................................       62,643,000        50,725,000
Other assets, including prepaid and deferred charges of
  $20,026,000 in 1993 and $4,086,000 in 1992--Note 4......       34,900,000        10,829,000
                                                               ------------      ------------
     TOTAL ASSETS.........................................     $914,588,000      $872,621,000
                                                               ============      ============

                                                                       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1993               1992
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------
LIABILITIES:
  Short positions in marketable equity securities--
     Notes 1 and 2......................................     $    7,915,000      $  1,441,000
  Due to brokers and dealers............................            386,000         4,190,000
  Banking customer deposits (fair value--$26,525,000 in
     1993 and $35,044,000 in 1992)--Note 1..............         26,519,000        35,192,000
  Taxes, including Federal income taxes payable of
     $5,965,000 in 1992--Note 8.........................          4,318,000        10,096,000
  Accrued compensation and benefits.....................         17,756,000        14,546,000
  Sundry liabilities and accrued expenses...............         33,105,000        27,618,000
                                                               ------------      ------------
     TOTAL LIABILITIES..................................         89,999,000        93,083,000
                                                               ------------      ------------
STOCKHOLDERS' EQUITY--NOTES 2, 5 AND 6:
  Common stock--par value $.10 per share (50,000,000
     shares authorized), shares issued--44,973,000 in
     1993 and 1992......................................          4,497,000         4,497,000
  Additional paid-in capital............................        279,576,000       278,728,000
  Retained earnings.....................................        731,188,000       659,012,000
                                                             --------------      ------------
                                                              1,015,261,000       942,237,000
  Less:
     Treasury stock--at cost, 8,417,000 shares in 1993
       and 7,486,000 shares in 1992.....................        190,524,000       154,943,000
     Net unrealized loss on marketable equity
       securities.......................................                 --         7,560,000
     Notes receivable for common stock issued...........            148,000           196,000
                                                             --------------      ------------
     TOTAL STOCKHOLDERS' EQUITY.........................        824,589,000       779,538,000
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS--
  NOTES 6, 7, 9, 11, 12, 13 AND 14
                                                             --------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........     $  914,588,000      $872,621,000
                                                             ==============      ============

See notes to consolidated financial statements.

The Dreyfus Corporation and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        NOTES
                                                                                  NET UNREALIZED      RECEIVABLE
                                 ADDITIONAL                                           (LOSS)          FOR COMMON        TOTAL
                    COMMON        PAID-IN         RETAINED        TREASURY         ON MARKETABLE        STOCK       STOCKHOLDERS'
                    STOCK         CAPITAL         EARNINGS          STOCK        EQUITY SECURITIES      ISSUED         EQUITY
                  ----------    ------------    ------------    -------------    -----------------    ----------    -------------
Balance at
  December 31,
  1990.........   $4,497,000    $276,842,000    $544,126,000    ($122,239,000)     ($ 26,026,000)     ($217,000 )   $ 676,983,000
  Net Income...                                   67,910,000                                                           67,910,000
  Cash
    Dividends
    on
    Common
    Stock
    ($.52 per
    share).....                                  (19,932,000)                                                         (19,932,000)
  Reduction in
    net
    unrealized
    loss on
    marketable
    equity
    securities...                                                                     17,397,000                       17,397,000
  Purchase of
    treasury
    stock
    (44,000
    shares)....                                                      (780,000)                          258,000          (522,000)
  Issuance of
    treasury
    stock
    (28,000
    shares)....                      212,000                           27,000                          (239,000 )              --
  Other........                       70,000                                                              2,000            72,000
                  ----------    ------------    ------------    -------------    -----------------    ----------    -------------
Balance at
  December 31,
  1991.........    4,497,000     277,124,000     592,104,000     (122,992,000)        (8,629,000)      (196,000 )     741,908,000
  Net Income...                                   91,171,000                                                           91,171,000
  Cash
    Dividends
    on
    Common
    Stock
    ($.64 per
    share).....                                  (24,263,000)                                                         (24,263,000)
  Reduction in
    net
    unrealized
    loss on
    marketable
    equity
    securities...                                                                        1,069,000                      1,069,000
  Purchase of
    treasury
    stock
    (946,000
    shares)....                                                   (32,054,000)                           78,000       (31,976,000)
  Issuance of
    treasury
    stock
    (108,000
    shares)....                    1,036,000                          103,000                          (678,000 )         461,000
  Other........                      568,000                                                            600,000         1,168,000
                  ----------    ------------    ------------    -------------    -----------------    ----------    -------------
Balance at
  December 31,
  1992.........    4,497,000     278,728,000     659,012,000     (154,943,000)        (7,560,000)      (196,000 )     779,538,000
  Net Income...                                   99,411,000                                                           99,411,000
  Cash
    Dividends
    on
    Common
    Stock
    ($.74 per
    share).....                                  (27,235,000)                                                         (27,235,000)
  Reduction in
    net
    unrealized
    loss on
    marketable
    equity
    securities...                                                                      7,560,000
  7,560,000 Purchase of
    treasury
    stock
    (958,000
    shares)....                                                   (35,604,000)                          367,000       (35,237,000)
  Issuance of
    treasury
    stock
    (27,000
    shares)....                      479,000                           23,000                          (319,000 )         183,000
  Other........                      369,000                                                                              369,000
                  ----------    ------------    ------------    -------------    -----------------    ----------    -------------
Balance at
  December 31,
  1993.........   $4,497,000    $279,576,000    $731,188,000    ($190,524,000)     $          --      ($148,000 )   $ 824,589,000
                  ==========    ============    ============    ==============   =================    ===========   =============

                                 -42-

The Dreyfus Corporation and Subsidiary Companies
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                     ------------------------------------------------
                                                                         1993              1992              1991
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income......................................................   $ 99,411,000      $ 91,171,000      $ 67,910,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization...............................      9,771,000         7,747,000         6,746,000
      Amortization of deferred sales commissions..................      1,242,000                --                --
      Deferred taxes..............................................     (1,011,000)       (3,469,000)        3,252,000
      Net gains on investment transactions included in investing activities (net of amortized security discounts and
        premiums).................................................    (24,522,000)       (8,346,000)       (4,307,000)
      Other items.................................................       (748,000)        1,776,000         1,473,000
      Changes in operating assets and liabilities:
        Decrease in receivable for management fees................     (1,547,000)       (3,566,000)       (7,076,000)
        (Increase) decrease in other receivables..................     (1,641,000)         (443,000)        5,709,000
        (Increase) decrease in mortgage loans held for resale.....     (5,964,000)        1,559,000        (1,998,000)
        (Increase) decrease in other assets.......................    (18,175,000)         (610,000)          523,000
        Increase in accrued compensation and benefits.............      3,210,000         1,341,000         4,152,000
        Increase (decrease) in taxes payable......................     (7,509,000)        3,853,000        (7,343,000)
        Increase in sundry liabilities and accrued expenses.......     13,637,000         3,718,000         2,404,000
                                                                     ------------      ------------      ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES...................     66,154,000        94,731,000        71,445,000
                                                                     ------------      ------------      ------------
INVESTING ACTIVITIES
  Proceeds from sales of securities...............................    829,812,000       533,633,000       542,422,000
  Purchases of securities.........................................   (621,822,000)     (563,629,000)     (535,029,000)
  Decrease (increase) in banking customer loans...................        217,000          (697,000)          303,000
  Decrease (increase) in other investments........................   (105,651,000)        4,553,000       (29,795,000)
  Acquisition of fixed assets.....................................    (21,693,000)      (10,995,000)       (3,550,000)
  Sale of Insurance company subsidiary............................     11,733,000                --                --
  Other investing activities......................................        718,000        (3,233,000)          546,000
                                                                     ------------      ------------      ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     93,314,000       (40,368,000)      (25,103,000)
                                                                     ------------      ------------      ------------
FINANCING ACTIVITIES
  Purchase of treasury stock......................................    (35,237,000)      (30,209,000)         (522,000)
  Dividends paid..................................................    (27,235,000)      (24,263,000)      (19,932,000)
  Decrease in banking customer deposits...........................     (8,673,000)      (12,526,000)      (10,655,000)
  Other financing activities......................................     (3,406,000)        1,108,000        (2,399,000)
                                                                     ------------      ------------      ------------
      NET CASH USED IN FINANCING ACTIVITIES.......................    (74,551,000)      (65,890,000)      (33,508,000)
                                                                     ------------      ------------      ------------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     84,917,000       (11,527,000)       12,834,000
      Cash and cash equivalents at beginning of year..............    216,360,000       227,887,000       215,053,000
                                                                     ------------      ------------      ------------
      CASH AND CASH EQUIVALENTS AT END OF YEAR....................   $301,277,000      $216,360,000      $227,887,000
                                                                     ============      ============      ============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Income taxes....................................................   $ 68,036,000      $ 48,498,000      $ 37,427,000
  Interest........................................................      1,024,000         2,146,000         3,782,000

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES:

Nature of Business:

  The Dreyfus Corporation ("Corporation") and Subsidiary Companies comprise a financial service organization whose primary business consists of providing investment management services as the investment adviser, manager and distributer for sponsored investment companies and as an investment adviser to other accounts. In addition, the Corporation is the sub-investment adviser and/or admistrator of several investment companies sponsored by others.

Principles of Consolidation:

  The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Income Recognition:

  Management, investment advisory and administrative fees are reported net of expense reimbursements to certain funds. Transactions in investment securities are recorded on a trade date basis. Net realized gains or losses resulting from the sale of investments are recorded on the identified cost basis and included in operations. Declines in value of investments which are accounted for as "other than temporary" are charged to operations. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Fair Value of Financial Instruments:

  The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:
  Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.
  Marketable securities: The fair value of the Corporation's marketable securities portfolios are based on quoted market prices or dealer quotes.
  Other investments: The fair value of certain limited partnerships engaged in securities trading, which are accounted for at cost, is based on quoted market prices of the respective partnerships' underlying securities portfolios.
  Financial instruments with off-balance sheet risk: The fair value of the Corporation's financial instruments with off-balance sheet risk is based on quoted market prices or dealer quotes.
  Banking customer deposits: The fair value of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities to a schedule of aggregated expected monthly maturities on time deposits. The fair value for demand deposits, savings accounts and money market bank accounts are equal to the amounts payable on demand at the reporting date.

NOTE 2 -- INVESTMENTS:

Marketable Equity Securities:

  The Corporation, excluding Dreyfus Service Corporation ("Service Corporation"), carries its marketable equity securities portfolio at cost (long positions) or proceeds (short positions) if the portfolio has an aggregate net unrealized gain, or at market if the portfolio has an aggregate net unrealized loss. It is the Corporation's policy to charge aggregate net unrealized losses on the marketable equity securities portfolio to Stockholders' Equity; aggregate net unrealized gains on the marketable equity securities portfolio are not recognized, except to the extent of aggregate net unrealized losses previously recognized. The Corporation engages in short selling which obligates the Corporation to replace the security borrowed by purchasing the identical security at its then current market value. Service Corporation, a wholly-owned broker-dealer subsidiary of the Corporation, carries its securities at market value, in accordance with the practice in the brokerage industry.
  At December 31, 1993, the Corporation's marketable equity securities portfolio had an aggregate net unrealized gain amounting to $6,060,000. Gross unrealized gains and losses on such securities amounted to $10,820,000 and $4,760,000, respectively. The Corporation's aggregate long positions in the marketable equity securities portfolio were carried at cost of $183,968,000 (fair value - $190,138,000) and the aggregate short positions in the marketable equity securities portfolio were carried at proceeds of $7,915,000 (fair value
- -$8,025,000).
  At December 31, 1992, the Corporation's aggregate long positions in the marketable equity securities portfolio were carried at market of $269,707,000 (cost - $280,908,000) and the aggregate short positions in the marketable equity securities portfolio were carried at market of $1,441,000 (proceeds
- -$1,187,000).
  In 1993, the Corporation charged operations for $10.8 million in connection with "other than temporary" declines in the value of marketable equity securities.

Other Marketable Securities:

  The Corporation (excluding Service Corporation) carries its other marketable securities, consisting primarily of Municipal and U.S. Government obligations, at cost. In addition, the Corporation carries its investments in options to purchase certain securities, designated as trading securities, at market; net unrealized gains and losses thereon are included in operations.

Other Investments:

  Other investments consist of investments in non-readily marketable limited partnerships and non-readily marketable securities. In 1993 and 1992, the Corporation recorded a charge to operations of $4.1 million and $8 million, respectively, in connection with "other than temporary" declines in the value of such investments.

Financial Instruments with Off-Balance Sheet Risk:

  The Corporation is a party to financial instruments with off-balance sheet risk. These financial instruments include futures contracts, forward contracts and options written. The Corporation enters into these transactions as part of its trading activities, as well as to reduce its own exposure to market risk in connection with its positions in certain sponsored index funds.
  Off-balance sheet financial instruments and commodity futures contracts involve varying degrees of market and credit risk that exceed the amounts recognized on the balance sheet. The estimated fair values for such financial instruments and commodity futures contracts with contract or notional principal amounts that exceed the amount of credit risk at December 31, 1993 are summarized below (000's omitted):

                                  Contract or
                                   Notional       Fair
                                   Principal    Value of
                                    Amount      Contracts
                                  -----------   ---------
Long Positions in aluminum and
  oil commodity futures, Feb.
  and Mar. 1994.................    $ 6,603       $  13
Short Positions in Japanese yen
  forward contracts, Feb.
  1994..........................     10,011         219
Short Positions in S&P Index
  futures contracts, Mar.
  1994..........................      5,835          (2)
S&P Index, option contracts
  written.......................        178        (241)

  Futures and forward contracts represent future commitments to purchase or sell a specified instrument at a specified price and date. Futures contracts are standardized and are traded on regulated exchanges, while forward contracts are traded in over-the-counter markets and generally do not have standardized terms. The Corporation uses futures and forward contracts in connection with its trading activities.
  For instruments that are traded on a regulated exchange, the exchange assumes the credit risk that a counter party will not settle and generally requires a margin deposit of cash or securities as collateral to minimize potential credit risk. Credit risk associated with futures and forward contracts is limited to the estimated aggregate replacement cost of those futures and forward contracts in a gain position and was not material at December 31, 1993. Credit risk related to futures contracts is substantially mitigated by daily cash settlements with the exchanges for the net change in futures contract value. Market risk arises from movements in securities values, foreign exchange rates and interest rates.
  Option contracts grant the contract "purchaser" the right, but not the obligation, to purchase or sell a specified amount of a financial instrument during a specified period at a predetermined price. The Corporation acts as both "purchaser" and "seller" of option contracts, which are used in reducing exposure to market risk in connection with its positions in certain sponsored index funds. Market risk arises from changes in market value of contractual positions due to movements in underlying securities or stock indices. The Corporation limits its exposure to market risk by entering into hedge positions. Credit risk relates to the ability of the Corporation's counter party to meet its settlement obligations under the contract and generally is limited to the estimated aggregate replacement cost of those contracts in a gain position and was not material at December 31, 1993.

Accounting for Certain Investments in Debt and Equity Securities:

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which is effective for investments held as of or acquired after January 1, 1994. In the first quarter of 1994, the Corporation intends to adopt the provisions of the new standard, which are not expected to have a material impact on the results of operations or financial condition of the Corporation.

NOTE 3 -- FIXED ASSETS:

  The Corporation and its subsidiaries provide for depreciation on fixed assets (including licensed and certain internally developed computer software) based on the estimated useful life of the assets, using the straight line method. Amortization of leasehold improvements is computed over the respective terms of the leases.

  The major classifications of fixed assets are as follows (000's omitted):

                                      1993       1992
                                     -------    -------
Furniture, fixtures and
  equipment.......................   $50,568    $40,100
Leasehold improvements............    30,695     27,261
Licensed and certain internally
  developed computer software.....    11,375      3,897
Premises..........................     7,590      7,590
                                     -------    -------
                                     100,228     78,848
Less -- accumulated depreciation
  and amortization................    37,585     28,123
                                     -------    -------
                                     $62,643    $50,725
                                     =======    =======

NOTE 4 -- DEFERRED SALES COMMISSIONS:

  During 1993, certain funds sponsored by the Corporation began offering multiple classes of shares. These funds offer Class A shares, which are sold with a sales charge imposed at the time of purchase, and Class B shares which are subject to a contingent deferred sales charge imposed on redemptions made within a specified period. Class B shares are also subject to an annual distribution fee payable to Service Corporation pursuant to a distribution plan adopted in accordance with Rule 12b-1 under the Investment Company Act of 1940 ("Rule 12b-1 Plan"). Sales commissions paid by Service Corporation to broker/dealers for selling Class B shares are capitalized by Service Corporation and amortized to operations over six years. This amortization period approximates the period of time during which the sales commissions paid to broker/ dealers are expected to be recovered from the funds through the payments made pursuant to the funds' Rule 12b-1 Plans. Contingent deferred sales charges, when received by Service Corporation, reduce unamortized deferred sales commissions. At December 31, 1993, deferred sales commissions included in Other assets amounted to $14.2 million (net of amortization of $1.2 million, included in Underwriting and other fees).

NOTE 5 -- STOCKHOLDERS' EQUITY:

  At December 31, 1993, Additional paid-in capital and Retained earnings were not available for payment of dividends to the extent of $196.6 million, substantially representing the cost of treasury stock and required capital for the Corporation's regulated subsidiaries.

  Pursuant to the merger agreement (see Note 11), the Corporation may not declare dividends, other than the regular quarterly dividend of $.19 per share, and may not purchase any additional treasury shares.

  On January 19, 1994, the Board of Directors of the Corporation declared a first quarter dividend of $.19 per share, payable on February 16, 1994 to stockholders of record at the close of business on February 7, 1994.

NOTE 6 -- STOCK PLANS AND CONTINGENT
BENEFIT PLAN:

1989 Non-Qualified Stock Option Plan:

  In 1989, the stockholders of the Corporation approved the 1989 Non-Qualified Stock Option Plan (the "Plan") of the Corporation. The Plan authorizes the Corporation to grant Options to purchase up to 1,750,000 shares of common stock to key employees and key consultants who render services to the Corporation, at a price of not less than 95% of the price of the Corporation's common stock on the New York Stock Exchange on the day the Option is granted. The Plan provides generally that no Option shall be exercisable within two years nor more than ten years from the date of grant. Shares acquired upon exercise of Options will be registered under the Securities Act of 1933 and may be resold pursuant to such registration.
  The following table summarizes the 1989 Non-Qualified Stock Option Plan activity (000's omitted):

                                        1993       1992
                                        -----      -----
Outstanding at beginning of year...     1,388      1,458
Exercised during the year..........        (6)       (17)
Forfeited during the year..........        (8)       (53)
Granted during the year............        50         --
                                        -----      -----
Outstanding at end of year.........     1,424      1,388
                                        =====      =====

  Such options may be exercised at prices ranging from $24.06 to $41.63.
  At December 31, 1993, 603,000 of such Options were exercisable. The remaining options are exercisable as follows: 344,500 in 1994, 332,000 in 1995, 119,500 in 1996 and 12,500 in 1997 and 1998.

Incentive Stock Option Plan:

  In 1982, the stockholders of the Corporation approved a plan under which Incentive Stock Options may be granted to the Corporation's key executives allowing them to purchase up to 1,500,000 shares of common stock of the Corporation. Under the plan, Options were granted for the purchase of either Book Value Shares or Market Shares. The plan provides that no Option shall be exercisable within one year, nor more than ten years, from the date of grant. The plan expired in 1992, and no new Options may be granted under the plan, although existing unexercised Options will continue in accordance with their terms. No Market Shares are outstanding.
  Book Value Shares must be acquired from and sold back to the Corporation at the book value (as defined in the plan) of the Corporation's Common Stock.

  The plan also provides for compensation (included in Accrued Compensation and Benefits) to recipients of Options in amounts equal to any cash dividends declared by the Corporation during the period following the grant of an Option up to the date of its exercise.
  Additional information with respect to Incentive Stock Options is as follows (000's omitted):

                                          1993      1992
                                          ----      ----
Outstanding at beginning of year.....     352       465
Exercised during the year*...........     (21)      (90)
Forfeited during the year............      -        (23)
                                          ---       ---
Outstanding at end of year...........     331       352
                                          ===       ===

*Exercised for an aggregate of $319,000 in 1993 and $678,000 in 1992.

  In connection with the exercise of the Options, the Corporation received interest bearing notes payable over a maximum of 15 years. The balance of such notes at December 31, 1993 was $148,000. During 1993 and 1992, the Corporation repurchased 29,000 and 67,000 shares, respectively, issued under the plan, for an aggregate of $500,000 and $1,310,000, respectively.
  At December 31, 1993 Options to purchase 186,000 Book Value Shares were exercisable. The remaining Options to purchase Book Value Shares are exercisable as follows: 26,700 per year from 1994 to 1997 and 19,000 in each of 1998 and 1999. Such Options to purchase Book Value Shares may be exercised at prices ranging from $4.22 to $15.69. If the Corporation had been obligated to repurchase the Book Value Shares issued and outstanding and also the Book Value Shares related to exercisable Options under the plan at December 31, 1993, the net amount payable would have been approximately $3.4 million.

Optional Incentive Payment Plan:

  In 1986, the Corporation's Board of Directors approved an Optional Incentive Payment Plan (the "Plan") pursuant to which individuals who have previously exercised Stock Purchase Rights ("Rights") and Incentive Stock Options ("Options") (see above) could sell the shares related to such rights and Options back to the Corporation pursuant to the provisions of those respective plans, and in turn receive an equal number of units. Pursuant to the terms of the Plan, quarterly payments are made on each unit held in amounts equal to the quarterly after tax earnings per share of the Corporation and such amounts are charged to operations.
  The activity in Plan units was as follows (000's omitted):

                                        1993       1992
                                        -----      -----
Outstanding at beginning of year...     1,915      1,854
Issued in connection with
Options............................        29         67
Forfeited during the year..........       (15)        (6)
                                        -----      -----
Outstanding at end of year.........     1,929      1,915
                                        =====      =====

Contingent Benefit Plan:

  In 1984 a Contingent Benefit Plan (the "Plan") was approved which provides for specified benefit payments to designated key employees of the Corporation in the event of a change of control of the Corporation, as defined in the Plan, and should their employment terminate during a specified period after such change of control (see Note 11).

NOTE 7 -- EMPLOYEES' BENEFIT PLANS:

  The employees of the Corporation and certain of its subsidiaries are covered by a Retirement Profit-Sharing Plan and a related Deferred Compensation Plan. In general, the Retirement Profit-Sharing Plan provides for the payment of death, disability and retirement benefits to employees or their beneficiaries in amounts equal to the value of their proportionate interests in the plan. The aggregate contribution by the Corporation is based on consolidated net income (as defined in the plans) or compensation of eligible employees. Amounts charged to operations under the plans amounted to $9,321,000 in 1993, $9,304,000 in 1992 and $7,082,000 in 1991.
  The Corporation has a defined benefit pension plan which covers employees of the Corporation and certain of its subsidiaries. The costs to the Corporation and the pension plan assets and liabilities are not material.

NOTE 8 -- FEDERAL, STATE AND LOCAL
INCOME TAXES:

  The provisions for Federal and state and local taxes based on income include current tax expense of $59,911,000 in 1993, $51,969,000 in 1992, and $30,448,000
in 1991. Deferred tax provision (credits) were ($1,011,000) in 1993, ($3,469,000) in 1992 and $3,252,000 in 1991.
  The difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to pre-tax income is as follows (000's omitted):

                         1993               1992               1991
                    ----------------   ----------------   ----------------
                               % of               % of               % of
                              pre-tax            pre-tax            pre-tax
                    Amount    income   Amount    income   Amount    income
                    -------   ------   -------   ------   -------   ------
Statutory tax
rate..............  $55,409    35.0%   $47,488    34.0%   $34,547    34.0%
State and local
 income taxes*....    7,417     4.7      7,138     5.1      4,290     4.2
Tax exempt and
 other excludable
 interest and
 dividends........   (4,591)   (2.9 )   (5,608)   (4.0 )   (5,330)   (5.2 )
Other.............      665     0.4       (518)   (0.4 )      193     0.2
                    -------   ------   -------   ------   -------   ------
Total tax
expense...........  $58,900    37.2%   $48,500    34.7%   $33,700    33.2%
                    =======   ======   =======   ======   =======   ======

*Net of Federal income tax benefit

NOTE 9 -- LEASES:

  Future minimum payments, by year and in the aggregate, under noncancelable operating leases (premises) with initial or remaining terms of one or more years, were as follows at December 31, 1993 (000's omitted):

1994.......................................   $ 13,827
1995.......................................     14,523
1996.......................................     14,589
1997.......................................     14,682
1998.......................................     13,316
1999-2005..................................     79,406
                                              --------
Total net minimum lease payments...........   $150,343*
                                              ========

*There are no rental commitments beyond 2005.

  Approximate net rental expense for operating leases amounted to $21,953,000 in 1993, $20,299,000 in 1992 and $18,397,000 in 1991.

NOTE 10 -- OTHER REVENUES (NET):

  In September 1989, a Noncompetition Agreement was entered into with The Bank of New York (Delaware) ("BONY") pursuant to which it was agreed that Dreyfus entities will not compete with BONY in the unsecured credit card business for six years after closing. In consideration for such covenants not to compete, BONY agreed to make six annual payments of $8 million each, commencing in 1990. These payments are being recognized annually over the period of the agreement and are included in Other revenues (net).

NOTE 11 -- MERGER WITH MELLON BANK CORPORATION:

  On December 5, 1993, the Corporation entered into an Agreement and Plan of Merger providing for the merger of the Corporation with a subsidiary of Mellon Bank Corporation ("Mellon"). Under the terms of the agreement, the Corporation's stockholders will be entitled to receive .88017 shares of Mellon Common Stock for each share of the Corporation's Common Stock, in a tax-free exchange. Following the merger, it is planned that the Corporation will be a direct subsidiary of Mellon Bank, N.A. Closing of the merger is subject to a number of contingencies, including the receipt of certain regulatory approvals, the approvals of the stockholders of the Corporation and Mellon, and approvals of the Boards of Directors and shareholders of the mutual funds advised or administered by the Corporation. The merger is expected to occur in mid-1994, but could occur later. The merger agreement provides for the Corporation to pay Mellon $50,000,000, should the Corporation, among other matters, engage in certain business combination transactions specified in the agreement, with any person other than Mellon, or under certain other defined circumstances. Costs incurred in connection with the merger, including payments related to the Contingent Benefit Plan (see Note 6), will be charged against operations of the merged entities.

NOTE 12 -- LITIGATION

  Subsequent to the announcement of the proposed merger with Mellon (see Note
11), public shareholders of the Corporation commenced six purported class action suits in the Supreme Court of the State of New York, County of New York, naming the Corporation, Mellon and the individual directors of the Corporation as defendants, with respect to the transactions contemplated by the Agreement and Plan of Merger with Mellon. The Corporation believes that these complaints lack merit and intends to defend them vigorously.
  On December 22, 1993, six shareholders of mutual funds of which the Corporation is the adviser ("Dreyfus-managed mutual funds") filed an application with the U.S. Securities and Exchange Commission (the "SEC") for a statutory determination that the "non-interested" directors of the individual Dreyfus-managed mutual funds are "interested" directors within the meaning of the Investment Company Act of 1940, thereby prohibiting them from voting on each of the fund's advisory contracts and other related matters in connection with the merger with Mellon (the "Application"). The non-interested directors have opposed the Application. Counsel for the non-interested directors has advised the Corporation that the Application lacks merit.

NOTE 13 -- OTHER MATTERS:

  A) The Corporation earned revenues (management fees) from Dreyfus Liquid Assets, Inc., in excess of 10% of total revenues in the amount of $32,017,000 during 1991. No individual fund fees were in excess of 10% of total revenues during 1993 or 1992.
  B) The Corporation reimbursed certain fund expenses aggregating $8.9 million, $6.7 million, and $5.4 million, in 1993, 1992 and 1991 respectively, to promote the growth of fund assets. Such fund expense reimbursements are netted against management fees in the accompanying financial statements.
  C) Salaries and Other selling, general and administrative expenses of the Corporation have been reduced by reimbursements from certain sponsored investment companies for shareholder servicing costs incurred by the Corporation on their behalf. Such amounts aggregated $29.2 million in 1993, $21.8 million in 1992 and $9.3 million in 1991.

NOTE 14 -- SUBSEQUENT EVENT:

  On March 23, 1994, two stockholders of Dreyfus Liquid Assets, Inc. ("Dreyfus Liquid Assets") and Dreyfus Growth Opportunity Fund, Inc. ("Dreyfus Growth") filed a complaint in the Supreme Court of the State of New York, County of Queens, naming the Corporation and Service Corporation as defendants, and Dreyfus Liquid Assets and Dreyfus Growth, individually, and as representatives of the management investment companies for which the Corporation serves as investment adviser under the 1940 Act, as nominal defendants. The complaint is brought derivatively on behalf of Dreyfus Liquid Assets and Dreyfus Growth, individually, and as representatives of the Dreyfus family of funds.

  In the complaint, the plaintiffs allege, among other things, that the Corporation and Service Corporation violated their fiduciary duties by receiving pecuniary benefits from the sale of their "trust offices" in connection with the Merger (see Notes 11 and 12). The plaintiffs further allege that the Corporation and Service Corporation breached their respective fiduciary duties by charging the Dreyfus family of funds excessive fees of at least $55 million, in order to maximize profits earned from the sale of the "trust offices," and by acting solely to maximize their own profits through the proposed sale of the "trust offices" to Mellon, in violation of Section 15(f) of the 1940 Act. Finally, the plaintiffs allege that the Merger will impose an "unfair burden" on the Dreyfus family of funds.

  The action seeks, among other things, to enjoin the Corporation and Service Corporation from selling the profits from the "trust offices" to Mellon, or, in the event that the Merger is consummated, a rescission of such sale or an accounting and disgorgement of all profits earned by the Corporation and Service Corporation as a result of the sale of the "trust offices," unspecified compensatory damages, costs and disbursements.

  Defendants' time to move, answer or otherwise respond to the complaint has not yet expired. The Corporation believes that the complaint lacks merit and intends to defend the suit vigorously.

SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS, THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES, DECEMBER 31, 1993


             Column A                        Column B          Column C           Column D                    Column E

                                            Number of                            Market or fair     Amount at which each portfolio
                                         shares or units -                       value of each      of equity security issues and
        Name of issuer and               principal amount      Cost of         issue at balance     each other security issue
       title of each issue               of bonds or notes    each issue         sheet date         carried in the balance sheet
       -------------------               -----------------    ----------       ------------------   ------------------------------


 Investments in Marketable Securities:

 Marketable Equity Securities:

 Common and Preferred Stocks:

   American Telegraph & Telephone                125,000       $7,168,000         $6,562,000
   Archer-Daniels-Midland                        252,500        5,796,000          5,744,000
   Loews Corporation                              60,000        5,773,000          5,580,000
   Eli Lilly                                     100,800        5,690,000          5,985,000
   Waban Inc.                                    250,000        4,906,000          3,406,000
   Community Psychiatric Centers                 145,000        2,527,000          2,030,000
   International Business Machines                50,000        2,157,000          2,825,000
   Danielson Holding                             624,899        2,062,000          5,077,000
   Coca Cola Enterprises                         150,000        2,010,000          2,288,000
   Baker Hughes Inc.                             100,000        1,938,000          2,000,000
   Noel Group, Inc.                              359,066        1,844,000          2,648,000
   Seagram Co. LTD.                               60,000        1,578,000          1,568,000
   American Express                               50,000        1,577,000          1,544,000
   Global Marine                                 350,000        1,336,000          1,444,000
   Ladbroke Group                                600,000        1,306,000          1,445,000
   Marion Merrell Dow                             70,000        1,285,000          1,260,000
   Rowan Company                                 150,000        1,225,000          1,350,000
   Banco Latinoamer de Export'E'                  42,500        1,177,000          1,928,000
   Baxter International                           50,000        1,161,000          1,219,000
   Amax Gold Inc.                                150,000        1,111,000          1,031,000
   Other Common and Preferred Stocks                           12,939,000         13,384,000


 Sponsored and Administered
  Investment Companies:

   100% U.S. Treasury Money
       Market Fund, L.P.                      24,377,000       24,377,000         24,377,000
   Focus Funds                                 1,600,000       20,000,000         20,000,000
   Short Term Income Fund                      1,074,380       13,416,000         13,344,000
   Wilshire Index Funds                          386,609        5,431,000          5,353,000
   Asset Allocation Fund                         404,300        5,043,000          5,126,000
   Institutional Short Term Treasury Fund      2,533,300        5,041,000          5,041,000
   International Equity Fund                     402,400        5,036,000          6,197,000
   Other Equity Funds                                          10,877,000         11,604,000
   Other Fixed Income Funds                                     5,903,000          5,958,000
   Tax Exempt Bond Funds                                        2,312,000          2,507,000
   Other Sponsored and Administered Funds                       5,765,000          6,153,000


 Other Marketable Equity Securities:

   Federated Investors - Adj. Rate Mort. Fund    786,677        7,837,000          7,796,000
   Shay Financial - Adj. Rate Mortgage Fund      637,038        6,364,000          6,364,000
                                                             ------------       ------------           ------------

     Total  Marketable Equity Securities                     $183,968,000       $190,138,000           $183,968,000
                                                             ------------       ------------           ------------

                                 -50-

SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS, THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES, DECEMBER 31, 1993


             Column A                        Column B          Column C           Column D                    Column E

                                            Number of                            Market or fair     Amount at which each portfolio
                                         shares or units -                       value of each      of equity security issues and
        Name of issuer and               principal amount      Cost of         issue at balance     each other security issue
       title of each issue               of bonds or notes    each issue         sheet date         carried in the balance sheet
       -------------------               -----------------    ----------       ------------------   ------------------------------



 Other Marketable Securities:

 Municipal Obligations:

 Mississippi Higher Ed., 5.70%, 7/1/97       $10,000,000      $10,217,000        $10,508,000

 Iowa School Corporation, 3.60%, 12/30/94     10,000,000       10,019,000         10,113,000

 Pennslyvania State Cert., 4.00%, 6/1/95      10,000,000        9,984,000         10,024,000

 City of New York, G.O., 5.25%, 8/1/99        10,000,000        9,929,000         10,402,000

 Homestead, Florida, 4.75%, 9/1/99             9,870,000        9,870,000         10,141,000

 South Dakota School, 3.35%, 12/30/94          9,000,000        9,000,000          9,071,000

 New Jersey Hsg. Mort., 3.40%, 10/1/04
  Mandatory Tender: 3/29/95                    7,000,000        7,000,000          7,027,000

 Maine Student Loan, 6.00%, 11/1/94            6,000,000        6,000,000          6,165,000

 Village of Park Forest, IL 7.75%, 1/1/14
  Mandatory Tender: 4/1/94                     5,345,000        5,368,000          5,414,000

 Local Gov't Assist. Corp. NY,
  5.40%, 4/1/94                                5,305,000        5,304,000          5,340,000

 Dallas, TX  G.O., 5.90%, 2/15/94              4,885,000        4,898,000          4,905,000

 Montana Higher Ed., 6.20%, 6/1/97             4,720,000        4,782,000          5,023,000

 State of Louisiana, G.O., 6.60%, 8/1/97       4,000,000        4,300,000          4,369,000

 New York City, NY G.O., 5.25%, 8/1/97         4,000,000        3,994,000          4,153,000

 Philadelphia, PA. School, 4.50%, 7/1/98       3,755,000        3,716,000          3,841,000

 Maine Student Loan, 6.35%, 11/1/96            3,000,000        3,083,000          3,218,000

 Dallas TX  Fin. Auth., 5.75%, 2/15/94         2,815,000        2,822,000          2,826,000

 Bay Springs, MS, 5.00%, 10/28/14
  Mandatory Tender: 11/18/94                   2,700,000        2,698,000          2,730,000

 Missouri Stud. Loan, 4.70%, 2/15/95           2,000,000        2,002,000          2,027,000

 Other Municipal Obligations
  Tender:  One - Five Years                    9,685,000        9,714,000         10,010,000
                                                             ------------       ------------

      Total Municipal Obligations                            $124,700,000       $127,307,000           $124,700,000
                                                             ------------       ------------           ------------

                                 -51-

SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS, THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES, DECEMBER 31, 1993


             Column A                        Column B          Column C           Column D                    Column E

                                            Number of                            Market or fair     Amount at which each portfolio
                                         shares or units -                       value of each      of equity security issues and
        Name of issuer and               principal amount      Cost of         issue at balance     each other security issue
       title of each issue               of bonds or notes    each issue         sheet date         carried in the balance sheet
       -------------------               -----------------    ----------       ------------------   ------------------------------
 U.S. Government Securities                  $16,896,939      $17,071,000        $17,238,000            $17,071,000
                                                              ------------       -----------            -----------


 Corporate Bonds                               3,000,000        3,000,000          3,083,000              3,000,000
                                                              ------------       ------------           ------------


 Foreign Government Bond Options              25,701,522 (1)      542,000          2,134,000              2,134,000
                                                              ------------       ------------           ------------


 Swap Options                                 24,590,164 (1)      322,000            567,000                567,000
                                                              ------------       ------------           ------------


 Index Options                                       450          171,000            191,000                191,000
                                                              ------------       ------------           ------------


 State Government Agency Securities               75,000           75,000             75,000                 75,000
                                                              ------------       ------------           ------------


 Foreign Bonds                                    25,000           25,000             25,000                 25,000

                                                              ------------       ------------           ------------

    Total Other Marketable Securities                         145,906,000        150,620,000            147,763,000
                                                              ------------       ------------           ------------

    Total Marketable Securities                              $329,874,000       $340,758,000           $331,731,000
                                                             ============       ============           ============

 Other Investments:

     Limited Partnerships:

         Omega Institutional Partners                         $67,000,000        $95,900,000
         Omega Capital Partners                                17,500,000         21,297,000
         Mark Partners                                          9,000,000          9,658,000
         Ethos Partners                                         8,000,000          8,504,000
         Teton Partners                                         6,000,000          9,027,000
         Zweig-DiMenna Partners                                 5,000,000          5,013,000
         Centre Capital                                         3,655,000          6,731,000
         Other Limited Partnerships                            12,956,000         13,919,000
                                                              ------------       ------------           ------------

           Total Limited Partnerships:                        129,111,000        170,049,000           $129,111,000

     Other Securities                                           4,812,000          5,813,000              4,812,000
                                                              ------------       ------------           ------------

    Total Other Investments                                  $133,923,000       $175,862,000           $133,923,000
                                                             ============       ============           ============


 (1) Represents notional amounts

                                 -52-




SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION


THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES





                                                    Column B
Column A -- Item                               Charged to expenses
- -----------------                     ------------------------------------------
                                               Year ended December 31,
                                      ------------------------------------------
                                         1993            1992           1991
                                      -----------     -----------    -----------
Advertising, promotional
literature, fulfillment and
related mailing costs                 $54,279,000     $50,353,000    $45,306,000
                                      ===========     ===========    ===========








Note: (a)Amounts for taxes, other than payroll and income taxes, maintenance and repairs and depreciation and amortization of intangible assets are not presented since such amounts are less than 1% of total sales and revenues for 1993, 1992 and 1991.

THE DREYFUS CORPORATION ANNUAL REPORT 1993

THE DREYFUS CORPORATION ANNUAL REPORT 1993

DIRECTORS
HOWARD STEIN
Chairman of the Board
and Chief Executive Officer

MANDELL L. BERMAN
Real Estate Consultant and
Private Investor

JOSEPH S. DIMARTINO
President and
Chief Operating Officer

ALVIN E. FRIEDMAN
Senior Advisor to Dillon, Read & Co., Inc.

LAWRENCE M. GREENE
Legal Consultant

ABIGAIL Q. MCCARTHY
Author, Lecturer, Columnist and
Educational Consultant

JULIAN M. SMERLING
Vice Chairman of the Board

DAVID B. TRUMAN
Educational Consultant


OFFICERS*

HOWARD STEIN
Chairman of the Board
and Chief Executive Officer

JULIAN M. SMERLING
Vice Chairman of the Board

JOSEPH S. DIMARTINO
President and
Chief Operating Officer

DAVID W. BURKE
Chief Administrative Officer
and Vice President

ALAN M. EISNER
Chief Financial Officer
and Vice President

DANIEL C. MACLEAN III
General Counsel
and Vice President

ROBERT F. DUBUSS
Vice President

ELIE M. GENADRY
Vice President--
Institutional Sales

JEFFREY N. NACHMAN
Vice President--
Mutual Fund Accounting

PETER A. SANTORIELLO
Vice President

ROBERT H. SCHMIDT
Vice President

KIRK V. STUMPP
Vice President--
New Product Development

PHILIP L. TOIA
Vice President

JOHN J. PYBURN
Assistant Vice President

KATHERINE C. WICKHAM
Assistant Vice President--
Human Resources

MAURICE BENDRIHEM
Controller

MARK N. JACOBS
Secretary and Deputy General Counsel

CHRISTINE PAVALOS
Assistant Secretary

*The officers of the Corporation are
also officers and/or directors of one or more affiliated companies and/or sponsored investment companies.

MANAGERS OF
SPONSORED INVESTMENT
COMPANIES

HOWARD STEIN
JOSEPH S. DIMARTINO
PATRICIA CUDDY
A. PAUL DISDIER
THOMAS A. FRANK
KAREN M. HAND
RICHARD B. HOEY
BARBARA L. KENWORTHY
STEPHEN KRIS
PATRICIA A. LARKIN
KELLY MCDERMOTT
RICHARD J. MOYNIHAN
PETER A. SANTORIELLO
JILL SHAFFRO
RICHARD SHIELDS
L. LAWRENCE TROUTMAN
SAMUEL WEINSTOCK
MONICA S. WIEBOLDT
ERNEST G. WIGGINS JR.
WOLODYMYR WRONSKYJ

SUBSIDIARIES**
DREYFUS SERVICE CORPORATION
Robert H. Schmidt, President

DREYFUS MANAGEMENT, INC.
Peter A. Santoriello, President

THE DREYFUS SECURITY SAVINGS BANK, F.S.B.
William V. Healey
President

DREYFUS CONSUMER LIFE INSURANCE COMPANY
Howard Stein, President

DREYFUS PRECIOUS METALS, INC.
DREYFUS REALTY ADVISORS, INC.
Francis X. Tansey, President

THE TROTWOOD CORPORATION
Herbert Sturz, President

**Partial list.

TRANSFER AGENT & REGISTRAR
THE BANK OF NEW YORK
101 Barclay Street, New York, NY 10286

[D-LION LOGO]

The lion designs in this report are service marks of the Dreyfus Service Corporation.

                            THE DREYFUS CORPORATION
                               ANNUAL REPORT 1993

DEAR SHAREHOLDER:

     For a Corporation that has always sought to be on the edge of change in the financial service industry, this annual report marks, we believe, a new beginning that should be welcomed by all. On December 6, 1993, in a widely heralded statement, The Dreyfus Corporation and Mellon Bank Corporation announced a definitive agreement to merge their companies. It is hoped that the necessary regulatory and stockholder approvals enabling this transaction to be consummated will be obtained in the next few months, although it is possible that it may take longer.

     As we approach this event, your Corporation at year-end was managing or administering approximately $77 billion of assets for nearly two million accounts. These funds were being managed in more than 130 different portfolios, offering investors opportunities to invest their money in a variety of ways: stocks, bonds, tax-exempt securities, money market instruments, foreign as well as domestic issues and retirement accounts; and an investor can even buy gold and silver bullion.

     Revenues for the 1993 fiscal year totalled $386,028,000, a gain of 12.7% over the 1992 revenues of $342,447,000. Net income after taxes for 1993 was $99,411,000 or $2.70 per share vs. $91,171,000 and $2.40 per share in 1992. That represented a gain of 9% in net income and 12.5% in earnings per share.

     Gratifying as these results may be, they pale in our view, when compared with the opportunities that await a stronger and more versatile Dreyfus organization fully participating in the rapidly changing world of financial services. In announcing our decision to move forward with Mellon we stated that this event signaled more than the joining of two major American business organizations; it was a melding of people, financial strengths and names that over time have consistently been associated with integrity, innovation and dedication to fiduciary care and deep personal trust. Noting the growing complexity of the marketplace, the explosive growth in numbers of mutual funds available to the public through innovative channels of distribution, and the realization in the public's mind of the distinction between the act of saving and the act of investing, we recognized the future of financial services as we saw it--and acted upon it. That recognition, simply stated, was that two organizations that had played so prominent a role in our nation's financial history--Mellon and Dreyfus--would be uniquely positioned to meet the public's growing desire for an array of high quality financial products delivered by a source committed to impeccable standards.

     It was clear to us at Dreyfus, to our colleagues at Mellon and to expert observers of the field, that in the financial world significant change was in the air, and it required innovation and real leadership to react appropriately.

     Dreyfus has, over the course of forty years, prided itself on anticipating economic change; considered itself adept in meeting new demands from its customers; and, mindful of its obligations to its shareholders, always sought to attain long-term growth by taking prudent and sensible risks in that direction. It is our belief today that this special Dreyfus tradition not only continues but also formed the basis for the historic financial transaction arrived at with the like-minded people of Mellon.

     The ancients have taught us that "to everything there is a season and there is a time for every purpose."

     There was a time, shortly after World War II, for the rejuvenation of mutual funds in this country--and under the leadership of Jack Dreyfus, the name Dreyfus became synonymous with the goals of prudence and integrity in the personal financial arena.

     There was a time for broader public awareness and education about mutual funds so that the financial opportunities once reserved for the few could be made available to the many--and the Dreyfus Lion and its innovative advertising campaigns led the industry for decades. This, coupled with breakthroughs in educational literature, Prospectus presentation, and new forms of direct customer services caused our business, our funds and our reputation to grow.

     And there was a time in the '70s of rising taxes, incomes, and interest rates, that caused us to spearhead the effort in Washington to allow corporate mutual funds to pass through to fund shareholders the tax exemptions of municipal securities--giving Dreyfus a leadership position in tax-free funds, all to the great benefit of our shareholders.

     But perhaps the most signal event in the mutual fund world was the creation of money market funds--with Dreyfus in the lead to once again grant to the many the level of yields on cash reserves that until then were available only to very large investors. Dreyfus Liquid Assets, Dreyfus Worldwide Dollar and many other Dreyfus money market funds became household names. It was the attractiveness and growth of these funds and their impact on America's banks that brought about personal financial industry realignments of such magnitude that the joining of savings organizations with the traditional investment industry reached the point of inevitability.

     And so it is that a vital corporation that time and again met every purpose and demand of its customers was prepared for the major change of its era.

     If "to everything there is a season," it was incumbent upon us at Dreyfus to recognize the vast changes that were occurring and to react as before in a prudent and sensible way for the benefit of our shareholders. The world had changed completely now that the public had recognized that the distinction between the act of saving and investment had come to an end. And it was apparent to those with the courage to see that the future would belong to whoever could meet the customers' demand for comprehensive planning and financial management services from a trusted and highly regarded core advisor. No longer just a provider of mutual funds, no longer just a bank, but an amalgam that would set the standard for personalized financial services as we enter the new century.

     For Dreyfus then, if we were to move to the future as we saw it, the only remaining question was who existed in the financial community who held the same values, had the same proud history and reputation for integrity, shared the understanding of this new era, and had proven themselves to be builders of sufficient strength--strong enough to entrust the vision?

     When Mellon approached us, the answer became apparent.

     Mellon, we judged, was an institution that in combination with Dreyfus would enable both of us to do the exciting and rewarding things together that we could not have readily done alone.

     As a merged entity the eventual result will be an entirely new organization in the field of financial services. We plan for the new organization to offer lifetime investment service to the public--not just new products, not just periodic transactions, not just another mutual fund, but a lifetime of service and financial care. We will try once again to bring to the many what was once reserved for the few--the sense of dedication and service that was the hallmark of a bank's trust department.

     This letter would not be complete without a tribute to those who have helped The Dreyfus Corporation reach this point in its history. First and foremost is our founder, Jack Dreyfus, who set the course and standards so many years ago. Then there are the men and women of the staff who literally have built this company with their intelligence, their energy and their devotion. We are very proud of our approximately 2,100 staff members, 34 of whom have been with the Company for more than 20 years.

     Our Board of Directors has also been of invaluable assistance in helping to guide the growth of The Dreyfus Corporation over the years and, most recently, in connection with the Mellon merger.

     To one and all who have helped nourish the Dreyfus Lion over the years, past employees, retirees and present staff and Directors, we extend the heartfelt thanks of a grateful Corporation.

                              Sincerely,

/s/ Howard Stein                          /s/ Joseph S. DiMartino
- -------------------------                 --------------------------------------
Howard Stein                              Joseph S. DiMartino
Chairman of the Board and                 President and Chief Operating Officer
Chief Executive Officer
                             New York, N.Y.
                             February 10, 1994

DESCRIPTION OF BUSINESS

     The Dreyfus Corporation ("Corporation") serves primarily as an investment adviser and manager of mutual funds and, through a wholly-owned subsidiary, Dreyfus Service Corporation ("Service Corporation"), as a distributor of shares of the Dreyfus Group of Mutual Funds.

In addition, the Corporation provides investment advisory and administrative services, directly and through a wholly-owned subsidiary, Dreyfus Management, Inc., to various pension plans, institutions and individuals.

     Based upon assets under management at December 31, 1993, the Corporation, one of the largest mutual fund organizations in the country, managed or administered 136 mutual fund portfolios with approximately 1.9 million shareholder accounts.

    The following table sets forth certain information with respect to net assets managed, advised or administered by the Corporation by fund category, at the dates shown (in billions):

                                      At December 31,
                                     -----------------
                                     1993        1992
                                     -----       -----
  Taxable money market funds........ $31.2       $38.0
  Tax-exempt bond funds.............  21.3        17.9
  Equity funds......................   8.3         7.0
  Tax-exempt money market funds.....   7.6         7.6
  Fixed income funds................   4.8         3.9
  Funds jointly
    advised/administered............   3.2         3.8
  Separately advised accounts.......   1.2         1.3
                                     -----       -----
      Total                          $77.6       $79.5
                                     =====       =====

                            ------------------------

SELECTED CONSOLIDATED FINANCIAL DATA
(000's omitted, except per share amounts)

                                                1993           1992           1991           1990           1989
                                              --------       --------       --------       --------       --------
Management, investment advisory
  and administrative fees (net) (a).....      $297,472       $273,603       $220,213       $176,443       $180,441
Other revenues (net) (a)................        88,556         68,844         62,093         84,854         91,659
Total Revenues..........................       386,028        342,447        282,306        261,297        272,100
Sale of MasterCard accounts, net of
  direct expenses.......................            --             --             --             --        118,503
Net Income..............................        99,411         91,171         67,910         62,093        147,877(b)
Total Assets............................       914,588        872,621        847,028        792,964        924,064
Per common share:
  Net Income............................         $2.70          $2.40          $1.77          $1.56          $3.63(b)
  Cash dividends declared...............         $ .74          $ .64          $ .52          $ .52          $ .52

- ---------------
(a) Years prior to 1993 have been reclassified to conform to the current year's presentation.
(b) Includes $65,479 ($1.61 per share) relating to the sale of MasterCard accounts (net of direct and related expenses), which is not included in Total Revenues.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA
(000's omitted, except per share amounts)

                                                            For the Quarter Ended
                       ------------------------------------------------------------------------------------------------
                                            1993                                              1992
                       ----------------------------------------------     ---------------------------------------------

                       Dec. 31      Sept. 30     June 30     March 31     Dec. 31     Sept. 30     June 30     March 31
                       ----------------------------------------------     ---------------------------------------------
Total Revenues.....    $102,120     $97,662      $93,327     $92,919      $89,658     $89,935      $82,632     $80,222
Net Income.........      24,724      24,680      24,767       25,240       23,100      22,786       22,449      22,836
Net Income per
  common share.....        $.68        $.68        $.68         $.68         $.62        $.61        $.59         $.60

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     For the three years ended December 31, 1993, the Stockholders' Equity of the Corporation increased $147.6 million, from $677 million to $824.6 million. This increase was primarily attributable to earnings applicable to investment management services and elimination of the aggregate net unrealized loss on the marketable equity securities portfolio (see Note 2 to Consolidated Financial Statements). The increase was reduced by treasury stock purchases ($67.7 million) and dividends paid to stockholders ($71.4 million).
     The Corporation generally has maintained a substantial degree of liquidity and believes that cash and cash flows from operations are adequate to meet current and potential business demands and opportunities. In addition to the liquidity provided by cash and cash equivalents of $301.3 million at December 31, 1993, the Corporation maintains a significant investment in marketable securities. The resources of the Corporation have been utilized to sponsor, promote and market shares of the Dreyfus Group of Mutual Funds and to sponsor and promote new business activities.
     At December 31, 1993, the Corporation had investments in marketable securities and certain other investments, consisting of limited partnerships engaged in securities trading, with an aggregate cost and market value of $450 million and $498.8 million, respectively. In determining the appropriate carrying amounts of these investments, the Corporation considered whether any declines in market value below carrying values were "other than temporary." In 1993, the Corporation charged to operations $14.9 million for "other than temporary" declines (See Note 2 to Consolidated Financial Statements).

II. RESULTS OF OPERATIONS

     The following table sets forth certain information with respect to the Corporation's fee revenue for the periods shown (000's omitted):

                                           Year ended December 31,
                                       --------------------------------
                                         1993        1992        1991
                                       --------    --------    --------
Management, investment advisory and
  administrative fees, net of fees
  waived*...........................   $306,367    $280,304    $225,617
Less: Fund expense reimbursements...      8,895       6,701       5,404
                                       --------    --------    --------
Management, investment advisory
  and administrative fees (net).....   $297,472    $273,603    $220,213
                                       ========    ========    ========

*Amount of fees waived..............   $ 48,115    $ 66,452    $ 87,222
                                       ========    ========     =======
Management, investment advisory and
  administrative fees, by fund
  category (net)
  Taxable money market funds........   $105,219    $111,961    $ 81,890
  Tax-exempt bond funds.............    100,781      79,482      63,223
  Equity funds......................     44,257      36,992      33,228
  Tax-exempt money market funds.....     18,799      19,000      17,065
  Fixed income funds................     19,678      15,757      13,166
  Funds jointly
  advised/administered..............      4,131       4,945       5,800
  Separately advised accounts.......      4,607       5,466       5,841
                                       --------    --------    --------
Total                                  $297,472    $273,603    $220,213
                                       ========    ========    ========

Years prior to 1993 have been reclassified to conform to the current year's presentation.

     Revenues of the Corporation are primarily fees from mutual funds sponsored by the Corporation. These fees are at various rates and are based on the average net assets of each respective fund. The increase in Management, investment advisory and administrative fees during 1993, as shown in the preceding table, was principally due to a reduction of management fees waived and reflects a change in the mix of the average net assets under management during the year. Although the average net assets of sponsored taxable money market funds declined during 1993, there has been substantial growth in tax exempt bond and equity funds during the same period. Management fee rates charged to tax exempt bond and equity funds are generally higher than the rates charged to taxable money market funds. During 1992, the increase in Management, investment advisory and administrative fees was principally due to an increase in the average net assets of sponsored taxable money market funds for which a management fee was charged.
     From time to time, for competitive reasons, the Corporation agrees to waive certain management fees and/or reimburse certain fund expenses, either for a specified or an unspecified period of time to increase the fund's rate of return to investors and thereby promote the growth of fund assets. In the future, the Corporation may continue to follow such practices; however, it is not possible to predict what effect, if any, the imposition of management fees and/or the discontinuance of fund expense reimbursements may have on the future level of certain fund assets under management. Furthermore, the Corporation presently is unable to determine to what extent, if any, it may impose management fees on funds where fee waivers presently exist, or to what extent fund expense reimbursements may be reduced in the future.

1993 Compared to 1992

     During 1993, the average net assets of sponsored funds was $78.1 billion, approximately the same as in 1992. Average net assets of sponsored taxable money market funds declined $6.7 billion, which was substantially offset by an increase in the average net assets of sponsored tax exempt funds ($4.1 billion), equity funds ($1.2 billion) and fixed income funds ($1 billion).
     Management fees waived decreased $18.3 million during 1993 as compared to 1992, primarily applicable to certain sponsored taxable money market funds.
     Fund expense reimbursements (netted against management fee revenues) increased during 1993 as compared to 1992, primarily attributable to certain taxable money market, municipal bond and fixed income funds.
     Interest and dividends decreased from $30.6 million during 1992 to $24.2 million during 1993, primarily as a result of reduced investment yields and, to a lesser extent, reduced amounts invested following the Corporation's purchase of treasury stock during the third quarter of 1992 and the first half of 1993.
     Underwriting and other fees increased $6.5 million during 1993 as compared to 1992, primarily due to an increase in the amount of service fees ($5.7 million) and, to a lesser extent, fees earned in connection with variable annuity products. Under various service plans adopted pursuant to Rule 12b-1 under the Investment Company Act of 1940, the Corporation receives fees (based on respective average daily net assets) from funds advised and/or administered by the Corporation to distribute and promote the sale of these funds. Such service fees are net of payments to service agents for administration, for servicing fund shareholders who are also their clients and/or for distribution.

     Other revenues increased $1.5 million during 1993 as compared to 1992, primarily due to an increase in fees earned from bank collective investment fund servicing fees and a gain recognized from the sale of Dreyfus Life Insurance Company, a subsidiary of the Corporation.
     Salaries increased in 1993 as compared to 1992 primarily due to an increase in staff in the Sales and Group Benefit areas.
     Advertising and direct selling expenses increased from $56.1 million in 1992 to $62.5 million in 1993, primarily as the result of an increase in television and newspaper advertising.
     Other selling, general and administrative expenses increased primarily as a result of an increase in occupancy and communication costs related to the Sales and Group Benefits areas and systems development costs.
     Interest expense decreased during 1993 as compared to 1992, primarily due to a decrease in banking customer deposits and the interest rates paid on such deposits.
     The increase in the Corporation's effective tax rate from 34.7% in 1992 to 37.2% in 1993, was primarily due to an increase in the Federal statutory tax rate from 34% to 35% and a decrease in the proportion of tax-exempt interest and dividend income to total pre-tax income.

1992 Compared to 1991

     The average net assets of sponsored funds increased $11.4 billion from an average of $67.1 billion in 1991 to an average of $78.5 billion in 1992. This increase resulted principally from the growth of sponsored taxable money market funds ($6.5 billion) and, to a lesser extent, tax-exempt bond funds ($2.9 billion).
     Management fees waived decreased $20.8 million during 1992 as compared to 1991, primarily attributable to certain sponsored taxable money market funds.
     Fund expense reimbursements (netted against management fee revenues) increased during 1992 as compared to 1991, primarily related to certain municipal bond, taxable money market and fixed income funds.
     Interest and dividends decreased from $41.3 million in 1991 to $30.6 million in 1992, primarily as a result of reduced investment yields and, to a lesser extent, the Corporation's purchase of treasury stock during the third quarter of 1992.
     Underwriting and other fees (net) increased $7.6 million during 1992 as compared to 1991, principally due to an increase in underwriting commissions as a result of an increase in the sale of funds sold with a sales charge.
     Other revenues increased $3.3 million during 1992, primarily due to an increase in mortgage revenue from the Corporation's banking affiliates. Mortgage revenue amounted to $3.4 million in 1992 as compared to $1.3 million in 1991.
     Salaries increased $8.3 million in 1992 compared to 1991, largely related to the expansion of the Corporation's Sales and Group Benefit Plan operations.
     Advertising and other direct selling expenses increased $6.3 million in 1992 attributable to an increase in television and newspaper advertising.
     Other selling, general and administrative expenses increased $9.3 million during 1992, due to an increase in occupancy and communications costs, employee benefits and expenses related to the mortgage program of the Corporation's banking affiliates.
     Interest expense decreased during 1992 as compared to 1991, primarily due to a decrease in interest rates paid on banking customer deposits and a decrease in the balance of such deposits.
     The increase in the Corporation's effective tax rate from 33.2% in 1991 to 34.7% in 1992 was primarily due to a decrease in the proportion of tax-exempt interest and dividend income to total pre-tax income.

Merger with Mellon Bank Corporation

     On December 5, 1993, the Corporation entered into an Agreement and Plan of Merger providing for the merger of the Corporation with a subsidiary of Mellon Bank Corporation ("Mellon").
     Following the merger, it is planned that the Corporation will be a direct subsidiary of Mellon Bank, N.A. Closing of the merger is subject to a number of contingencies, including the receipt of certain regulatory approvals, the approvals of the stockholders of the Corporation and of Mellon, and approvals of the boards of directors and shareholders of mutual funds advised or administered by the Corporation. The merger is expected to occur in mid-1994, but could occur later (see Note 11 to the Consolidated Financial Statements).

Matters Relating to Competition

     The mutual fund industry has grown dramatically over the past several years and is highly competitive. Total assets managed by the industry grew from approximately $810 billion at December 31, 1988 to over $2 trillion at December 31, 1993. There are presently almost 600 mutual fund management companies in the United States, managing over 4,500 mutual funds of varying sizes and investment policies. Dreyfus and the mutual fund industry are in competition with insurance companies, banking organizations, securities dealers and other financial institutions that provide investors with competing mutual funds and alternatives to mutual funds. This competition has increased over the past several years, in part as a result of a number of rulings and interpretations issued by Federal bank regulatory agencies that have expanded significantly the range of mutual fund activities in which banks and bank holding companies may engage. Competition is based upon investment performance in terms of attaining the stated objectives of particular funds, advertising and sales promotional efforts, available distribution channels (such as banks and broker dealers), the levels of fees and expenses charged to particular mutual funds and the type and quality of services offered to investors.

Recent Mutual Fund Developments

     During 1993, the Corporation continued to introduce funds which offer the public a range of investment options with greater diversity.

     During the first quarter of 1993, Dreyfus Strategic Investing and funds in the Premier Family of Funds began offering multiple classes of shares. The multiple classes consist of Class A shares, which are sold with a sales charge imposed at the time of purchase, and Class B shares, which are subject to a contingent deferred sales charge imposed on redemptions made within a specified period and operate pursuant to a distribution plan adopted in accordance with Rule 12b-1 under the Investment Company Act of 1940. These funds offer alternative classes of shares so that an investor may choose the method of purchase deemed most
                                                                               5
desirable given the amount of the purchase, the length of time the investor expects to hold the shares and other relevant circumstances.
     Also during the first quarter of 1993, First Prairie U.S. Government Income Fund commenced operations. Its objective is to provide as high a level of current income as is consistent with the preservation of capital. The Corporation provides administrative services for the fund and Dreyfus Service Corporation serves as the fund's distributor. The First National Bank of Chicago is the fund's investment adviser.
     During the second quarter of 1993, the Registration Statement for Dreyfus International Equity Fund, Inc. was declared effective and the fund commenced operations. The fund's objective is capital growth. The Corporation serves as the fund's investment adviser and Dreyfus Service Corporation as its distributor; M&G Investment Management Limited is the fund's sub-investment adviser.
     Also during the second quarter, the Capital Appreciation Portfolio of Dreyfus Variable Investment Fund commenced operations. The Capital Appreciation Portfolio's primary goal is to provide long-term capital growth consistent with the preservation of capital; current income is a secondary goal. The fund, which consists of six separate portfolios, was designed as a funding vehicle for variable annuity contracts and variable life insurance policies offered by the separate accounts of various life insurance companies.
     Pursuant to shareholder vote, on May 7, 1993, Dreyfus Index Fund merged into Peoples Index Fund, Inc. and on September 17, 1993, The Dreyfus Convertible Securities Fund, Inc. merged into Dreyfus Growth and Income Fund, Inc. in a tax-free exchange.
     During the third quarter of 1993, the Registration Statement for Dreyfus Asset Allocation Fund, Inc. was declared effective and the fund commenced operations. The fund's objective is to maximize total return, consisting of capital appreciation and current income.
     Premier Growth Fund, Inc. ("Premier Growth") and Premier California Insured Municipal Bond Fund ("Premier California Insured"), the latest additions to the Premier Family of Funds, commenced operations during the third quarter of 1993. Premier Growth's primary goal is to provide long-term capital growth consistent with the preservation of capital; current income is a secondary goal. Premier California Insured seeks to maximize current income exempt from Federal and State of California personal income taxes to the extent consistent with the preservation of capital.
     Pursuant to stockholder vote, on September 24, 1993, all of the assets and liabilities of McDonald Money Market Fund, Inc. and McDonald U.S. Government Money Market Fund, Inc., for which the Corporation had served as sub-investment adviser and administrator, were transferred into Gradison-McDonald U.S. Government Reserves which the Corporation does not advise or administer. Additionally, McDonald Tax Exempt Money Market Fund, Inc., for which the Corporation had served as sub-investment adviser and administrator, was liquidated on September 27, 1993.
     During the fourth quarter of 1993, Dreyfus Pennsylvania Intermediate Municipal Bond Fund commenced operations. The goal of this fund is to provide as high a level of current income exempt from Federal and Pennsylvania income taxes as is consistent with the preservation of capital.
     Also during the fourth quarter, Dreyfus Institutional Short Term Treasury Fund commenced operations. Its objective is to provide investors with a high level of current income with minimum fluctuation of principal value.
     In the fourth quarter, The Dreyfus Socially Responsible Growth Fund, Inc. commenced operations. The fund's primary goal is to provide capital growth; current income is a secondary goal. The fund is intended to be a funding vehicle for variable annuity contracts and variable life insurance policies to be offered by the separate accounts of various life insurance companies.
     During the fourth quarter, Dreyfus Global Investing (A Premier Fund) began operating under the name Premier Global Investing.
     The Corporation is continuing to consider the development of additional funds to serve the diverse investment interests of various segments of the public.

Consumer Financial Services

     The Dreyfus Security Savings Bank, F.S.B. (the "Savings Bank"), an indirect wholly-owned subsidiary of the Corporation, is a Federally-chartered savings bank and a member of the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank offers various bank products and services (including, but not limited to, certificates of deposit, residential mortgage loans and secured personal loans) to investors in the mutual funds sponsored by the Corporation and to the general public.
     During 1993 the Savings Bank, with its principal office located in Paramus, New Jersey, opened a branch office in San Francisco, California. It also received conditional approval from the Office of Thrift Supervision to open additional branch offices in six other states.

III. IMPACT OF INFLATION

As noted above, revenues of the Corporation are principally derived from management fees earned from funds sponsored by the Corporation. The fee rates charged to the funds have not been raised except for an increase in July 1977 in the management fee rate charged to The Dreyfus Fund (in the case of The Dreyfus Fund, the fee had not been changed since the inception of the fund over 25 years before that date). In the case of all other Dreyfus funds, no increase in fee rates has been requested.
     Inflation, of course, has affected the cost of operations and may continue to do so in the future. During 1993, the Consumer Price Index increased approximately 2.7%. The Corporation is not able to predict what effect inflation will have on interest rates and on the continued attractiveness to the investing public of money market funds and other funds managed by the Corporation.

- ------------------------------------------------------------------

The results of operations for 1993 and prior years are not necessarily indicative of future results. In evaluating the future operating results of the Corporation and subsidiary companies, several factors should be considered, including: inflation and interest rates, competition, the effects of the economy, the international situation, public attitude toward mutual funds, the securities market and government regulations.

The Dreyfus Corporation and Subsidiary Companies

CONSOLIDATED STATEMENTS OF INCOME

                                                           Year Ended December 31,
                                                    1993             1992             1991
- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------
REVENUES:
  Management, investment advisory and
     administrative fees (net)--Note 13......   $297,472,000     $273,603,000     $220,213,000
  Interest and dividends.....................     24,219,000       30,559,000       41,270,000
  Underwriting and other fees (net)--Note
     4.......................................     21,653,000       15,182,000        7,603,000
  Net gains on investment transactions--
     Notes 1 and 2...........................     25,193,000        7,128,000          590,000
  Other (net)--Note 10.......................     17,491,000       15,975,000       12,630,000
                                                ------------     ------------     ------------
       Total Revenues........................    386,028,000      342,447,000      282,306,000
                                                ------------     ------------     ------------
EXPENSES--NOTE 13:
  Salaries...................................     85,970,000       73,881,000       65,614,000
  Advertising and other direct selling
     expenses................................     62,529,000       56,149,000       49,888,000
  Other selling, general and administrative
     expenses................................     77,909,000       70,400,000       61,069,000
  Interest...................................      1,309,000        2,346,000        4,125,000
                                                ------------     ------------     ------------
       Total Expenses........................    227,717,000      202,776,000      180,696,000
                                                ------------     ------------     ------------
Income before taxes based on income..........    158,311,000      139,671,000      101,610,000
                                                ------------     ------------     ------------
Provision for taxes based on income--Note 8:
     Federal.................................     47,400,000       38,700,000       27,200,000
     State and Local.........................     11,500,000        9,800,000        6,500,000
                                                ------------     ------------     ------------
                                                  58,900,000       48,500,000       33,700,000
                                                ------------     ------------     ------------
NET INCOME...................................   $ 99,411,000     $ 91,171,000     $ 67,910,000
                                                ============     ============     ============

Net Income per share of common stock.........          $2.70            $2.40            $1.77
                                                       =====            =====            =====
Weighted average numbers of shares
  outstanding during the year................     36,786,000       37,965,000       38,330,000
                                                ============     =============     ===========

See notes to consolidated financial statements.

The Dreyfus Corporation and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
ASSETS                                                             1993              1992
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------
Cash and cash equivalents--primarily shares of sponsored
  money market investment companies.......................     $301,277,000      $216,360,000
Receivables:
  For management, investment advisory and administrative
     fees.................................................       23,114,000        22,316,000
  From brokers and dealers................................       12,745,000         5,101,000
  Interest, dividends and other receivables...............       14,255,000        15,755,000
                                                               ------------      ------------
     Total Receivables....................................       50,114,000        43,172,000
                                                               ------------      ------------
Investments in marketable securities--Notes 1 and 2:
  Marketable equity securities--including $9,026,000 in
     1993 pledged as collateral in connection with
     securities transactions..............................      183,968,000       269,707,000
  Other marketable securities--principally at cost, which
     approximates market..................................      147,763,000       227,933,000
                                                               ------------      ------------
     Total Investments in marketable securities...........      331,731,000       497,640,000
                                                               ------------      ------------
Other investments (fair value--$175,862,000 in 1993 and
  $56,293,000 in 1992)--Notes 1 and 2.....................      133,923,000        53,895,000
Fixed assets--at cost, less accumulated depreciation and
  amortization--Note 3....................................       62,643,000        50,725,000
Other assets, including prepaid and deferred charges of
  $20,026,000 in 1993 and $4,086,000 in 1992--Note 4......       34,900,000        10,829,000
                                                               ------------      ------------
     TOTAL ASSETS.........................................     $914,588,000      $872,621,000
                                                               ============      ============

                                                                       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1993               1992
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------
LIABILITIES:
  Short positions in marketable equity securities--
     Notes 1 and 2......................................     $    7,915,000      $  1,441,000
  Due to brokers and dealers............................            386,000         4,190,000
  Banking customer deposits (fair value--$26,525,000 in
     1993 and $35,044,000 in 1992)--Note 1..............         26,519,000        35,192,000
  Taxes, including Federal income taxes payable of
     $5,965,000 in 1992--Note 8.........................          4,318,000        10,096,000
  Accrued compensation and benefits.....................         17,756,000        14,546,000
  Sundry liabilities and accrued expenses...............         33,105,000        27,618,000
                                                               ------------      ------------
     TOTAL LIABILITIES..................................         89,999,000        93,083,000
                                                               ------------      ------------
STOCKHOLDERS' EQUITY--NOTES 2, 5 AND 6:
  Common stock--par value $.10 per share (50,000,000
     shares authorized), shares issued--44,973,000 in
     1993 and 1992......................................          4,497,000         4,497,000
  Additional paid-in capital............................        279,576,000       278,728,000
  Retained earnings.....................................        731,188,000       659,012,000
                                                             --------------      ------------
                                                              1,015,261,000       942,237,000
  Less:
     Treasury stock--at cost, 8,417,000 shares in 1993
       and 7,486,000 shares in 1992.....................        190,524,000       154,943,000
     Net unrealized loss on marketable equity
       securities.......................................                 --         7,560,000
     Notes receivable for common stock issued...........            148,000           196,000
                                                             --------------      ------------
     TOTAL STOCKHOLDERS' EQUITY.........................        824,589,000       779,538,000
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS--
  NOTES 6, 7, 9, 11, 12 AND 13
                                                             --------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........     $  914,588,000      $872,621,000
                                                             ==============      ============

See notes to consolidated financial statements.

The Dreyfus Corporation and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        NOTES
                                                                                  NET UNREALIZED      RECEIVABLE
                                 ADDITIONAL                                           (LOSS)          FOR COMMON        TOTAL
                    COMMON        PAID-IN         RETAINED        TREASURY         ON MARKETABLE        STOCK       STOCKHOLDERS'
                    STOCK         CAPITAL         EARNINGS          STOCK        EQUITY SECURITIES      ISSUED         EQUITY
                  ----------    ------------    ------------    -------------    -----------------    ----------    -------------
Balance at
  December 31,
  1990.........   $4,497,000    $276,842,000    $544,126,000    ($122,239,000)     ($ 26,026,000)     ($217,000 )   $ 676,983,000
  Net Income...                                   67,910,000                                                           67,910,000
  Cash
    Dividends
    on
    Common
    Stock
    ($.52 per
    share).....                                  (19,932,000)                                                         (19,932,000)
  Reduction in
    net
    unrealized
    loss on
    marketable
    equity
  securities...                                                                       17,397,000                       17,397,000
  Purchase of
    treasury
    stock
    (44,000
    shares)....                                                      (780,000)                          258,000          (522,000)
  Issuance of
    treasury
    stock
    (28,000
    shares)....                      212,000                           27,000                          (239,000 )              --
  Other........                       70,000                                                              2,000            72,000
                  ----------    ------------    ------------    -------------    -----------------    ----------    -------------
Balance at
  December 31,
  1991.........    4,497,000     277,124,000     592,104,000     (122,992,000)        (8,629,000)      (196,000 )     741,908,000
  Net Income...                                   91,171,000                                                           91,171,000
  Cash
    Dividends
    on
    Common
    Stock
    ($.64 per
    share).....                                  (24,263,000)                                                         (24,263,000)
  Reduction in
    net
    unrealized
    loss on
    marketable
    equity
  securities...                                                                        1,069,000                        1,069,000
  Purchase of
    treasury
    stock
    (946,000
    shares)....                                                   (32,054,000)                           78,000       (31,976,000)
  Issuance of
    treasury
    stock
    (108,000
    shares)....                    1,036,000                          103,000                          (678,000 )         461,000
  Other........                      568,000                                                            600,000         1,168,000
                  ----------    ------------    ------------    -------------    -----------------    ----------    -------------
Balance at
  December 31,
  1992.........    4,497,000     278,728,000     659,012,000     (154,943,000)        (7,560,000)      (196,000 )     779,538,000
  Net Income...                                   99,411,000                                                           99,411,000
  Cash
    Dividends
    on
    Common
    Stock
    ($.74 per
    share).....                                  (27,235,000)                                                         (27,235,000)
  Reduction in
    net
    unrealized
    loss on
    marketable
    equity
  securities...                                                                        7,560,000                        7,560,000
  Purchase of
    treasury
    stock
    (958,000
    shares)....                                                   (35,604,000)                          367,000       (35,237,000)
  Issuance of
    treasury
    stock
    (27,000
    shares)....                      479,000                           23,000                          (319,000 )         183,000
  Other........                      369,000                                                                              369,000
                  ----------    ------------    ------------    -------------    -----------------    ----------    -------------
Balance at
  December 31,
  1993.........   $4,497,000    $279,576,000    $731,188,000    ($190,524,000)     $          --      ($148,000 )   $ 824,589,000
                  ==========    ============    ============    ==============   =================    ===========   =============

10

The Dreyfus Corporation and Subsidiary Companies
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                     ------------------------------------------------
                                                                         1993              1992              1991
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income......................................................   $ 99,411,000      $ 91,171,000      $ 67,910,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization...............................      9,771,000         7,747,000         6,746,000
      Amortization of deferred sales commissions..................      1,242,000                --                --
      Deferred taxes..............................................     (1,011,000)       (3,469,000)        3,252,000
      Net gains on investment transactions included in investing activities (net of amortized security discounts and
        premiums).................................................    (24,522,000)       (8,346,000)       (4,307,000)
      Other items.................................................       (748,000)        1,776,000         1,473,000
      Changes in operating assets and liabilities:
        Decrease in receivable for management fees................     (1,547,000)       (3,566,000)       (7,076,000)
        (Increase) decrease in other receivables..................     (1,641,000)         (443,000)        5,709,000
        (Increase) decrease in mortgage loans held for resale.....     (5,964,000)        1,559,000        (1,998,000)
        (Increase) decrease in other assets.......................    (18,175,000)         (610,000)          523,000
        Increase in accrued compensation and benefits.............      3,210,000         1,341,000         4,152,000
        Increase (decrease) in taxes payable......................     (7,509,000)        3,853,000        (7,343,000)
        Increase in sundry liabilities and accrued expenses.......     13,637,000         3,718,000         2,404,000
                                                                     ------------      ------------      ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES...................     66,154,000        94,731,000        71,445,000
                                                                     ------------      ------------      ------------
INVESTING ACTIVITIES
  Proceeds from sales of securities...............................    829,812,000       533,633,000       542,422,000
  Purchases of securities.........................................   (621,822,000)     (563,629,000)     (535,029,000)
  Decrease (increase) in banking customer loans...................        217,000          (697,000)          303,000
  Decrease (increase) in other investments........................   (105,651,000)        4,553,000       (29,795,000)
  Acquisition of fixed assets.....................................    (21,693,000)      (10,995,000)       (3,550,000)
  Sale of Insurance company subsidiary............................     11,733,000                --                --
  Other investing activities......................................        718,000        (3,233,000)          546,000
                                                                     ------------      ------------      ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     93,314,000       (40,368,000)      (25,103,000)
                                                                     ------------      ------------      ------------
FINANCING ACTIVITIES
  Purchase of treasury stock......................................    (35,237,000)      (30,209,000)         (522,000)
  Dividends paid..................................................    (27,235,000)      (24,263,000)      (19,932,000)
  Decrease in banking customer deposits...........................     (8,673,000)      (12,526,000)      (10,655,000)
  Other financing activities......................................     (3,406,000)        1,108,000        (2,399,000)
                                                                     ------------      ------------      ------------
      NET CASH USED IN FINANCING ACTIVITIES.......................    (74,551,000)      (65,890,000)      (33,508,000)
                                                                     ------------      ------------      ------------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     84,917,000       (11,527,000)       12,834,000
      Cash and cash equivalents at beginning of year..............    216,360,000       227,887,000       215,053,000
                                                                     ------------      ------------      ------------
      CASH AND CASH EQUIVALENTS AT END OF YEAR....................   $301,277,000      $216,360,000      $227,887,000
                                                                     ============      ============      ============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Income taxes....................................................   $ 68,036,000      $ 48,498,000      $ 37,427,000
  Interest........................................................      1,024,000         2,146,000         3,782,000

See notes to consolidated financial statements.
                                                                              11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES:

Nature of Business:

  The Dreyfus Corporation ("Corporation") and Subsidiary Companies comprise a financial service organization whose primary business consists of providing investment management services as the investment adviser, manager and distributer for sponsored investment companies and as an investment adviser to other accounts. In addition, the Corporation is the sub-investment adviser and/or admistrator of several investment companies sponsored by others.

Principles of Consolidation:

  The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Income Recognition:

  Management, investment advisory and administrative fees are reported net of expense reimbursements to certain funds. Transactions in investment securities are recorded on a trade date basis. Net realized gains or losses resulting from the sale of investments are recorded on the identified cost basis and included in operations. Declines in value of investments which are accounted for as "other than temporary" are charged to operations. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Fair Value of Financial Instruments:

  The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:
  Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.
  Marketable securities: The fair value of the Corporation's marketable securities portfolios are based on quoted market prices or dealer quotes.
  Other investments: The fair value of certain limited partnerships engaged in securities trading, which are accounted for at cost, is based on quoted market prices of the respective partnerships' underlying securities portfolios.
  Financial instruments with off-balance sheet risk: The fair value of the Corporation's financial instruments with off-balance sheet risk is based on quoted market prices or dealer quotes.
  Banking customer deposits: The fair value of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities to a schedule of aggregated expected monthly maturities on time deposits. The fair value for demand deposits, savings accounts and money market bank accounts are equal to the amounts payable on demand at the reporting date.

NOTE 2 -- INVESTMENTS:

Marketable Equity Securities:

  The Corporation, excluding Dreyfus Service Corporation ("Service Corporation"), carries its marketable equity securities portfolio at cost (long positions) or proceeds (short positions) if the portfolio has an aggregate net unrealized gain, or at market if the portfolio has an aggregate net unrealized loss. It is the Corporation's policy to charge aggregate net unrealized losses on the marketable equity securities portfolio to Stockholders' Equity; aggregate net unrealized gains on the marketable equity securities portfolio are not recognized, except to the extent of aggregate net unrealized losses previously recognized. The Corporation engages in short selling which obligates the Corporation to replace the security borrowed by purchasing the identical security at its then current market value. Service Corporation, a wholly-owned broker-dealer subsidiary of the Corporation, carries its securities at market value, in accordance with the practice in the brokerage industry.
  At December 31, 1993, the Corporation's marketable equity securities portfolio had an aggregate net unrealized gain amounting to $6,060,000. Gross unrealized gains and losses on such securities amounted to $10,820,000 and $4,760,000, respectively. The Corporation's aggregate long positions in the marketable equity securities portfolio were carried at cost of $183,968,000 (fair value - $190,138,000) and the aggregate short positions in the marketable equity securities portfolio were carried at proceeds of $7,915,000 (fair value
- -$8,025,000).
  At December 31, 1992, the Corporation's aggregate long positions in the marketable equity securities portfolio were carried at market of $269,707,000 (cost - $280,908,000) and the aggregate short positions in the marketable equity securities portfolio were carried at market of $1,441,000 (proceeds
- -$1,187,000).
  In 1993, the Corporation charged operations for $10.8 million in connection with "other than temporary" declines in the value of marketable equity securities.

Other Marketable Securities:

  The Corporation (excluding Service Corporation) carries its other marketable securities, consisting primarily of Municipal and U.S. Government obligations, at cost. In addition, the Corporation carries its investments in options to purchase certain securities, designated as trading securities, at market; net unrealized gains and losses thereon are included in operations.

Other Investments:

  Other investments consist of investments in non-readily marketable limited partnerships and non-readily marketable securities. In 1993 and 1992, the Corporation recorded a charge to operations of $4.1 million and $8 million, respectively, in connection with "other than temporary" declines in the value of such investments.

Financial Instruments with Off-Balance Sheet Risk:

  The Corporation is a party to financial instruments with off-balance sheet risk. These financial instruments include futures contracts, forward contracts and options written. The Corporation enters into these transactions as part of its trading activities, as well as to reduce its own exposure to market risk in connection with its positions in certain sponsored index funds.
  Off-balance sheet financial instruments and commodity futures contracts involve varying degrees of market and credit risk that exceed the amounts recognized on the balance sheet. The estimated fair values for such financial instruments and commodity futures contracts with contract or notional principal amounts that exceed the amount of credit risk at December 31, 1993 are summarized below (000's omitted):

                                  Contract or
                                   Notional       Fair
                                   Principal    Value of
                                    Amount      Contracts
                                  -----------   ---------
Long Positions in aluminum and
  oil commodity futures, Feb.
  and Mar. 1994.................    $ 6,603       $  13
Short Positions in Japanese yen
  forward contracts, Feb.
  1994..........................     10,011         219
Short Positions in S&P Index
  futures contracts, Mar.
  1994..........................      5,835          (2)
S&P Index, option contracts
  written.......................        178        (241)

  Futures and forward contracts represent future commitments to purchase or sell a specified instrument at a specified price and date. Futures contracts are standardized and are traded on regulated exchanges, while forward contracts are traded in over-the-counter markets and generally do not have standardized terms. The Corporation uses futures and forward contracts in connection with its trading activities.
  For instruments that are traded on a regulated exchange, the exchange assumes the credit risk that a counter party will not settle and generally requires a margin deposit of cash or securities as collateral to minimize potential credit risk. Credit risk associated with futures and forward contracts is limited to the estimated aggregate replacement cost of those futures and forward contracts in a gain position and was not material at December 31, 1993. Credit risk related to futures contracts is substantially mitigated by daily cash settlements with the exchanges for the net change in futures contract value. Market risk arises from movements in securities values, foreign exchange rates and interest rates.
  Option contracts grant the contract "purchaser" the right, but not the obligation, to purchase or sell a specified amount of a financial instrument during a specified period at a predetermined price. The Corporation acts as both "purchaser" and "seller" of option contracts, which are used in reducing exposure to market risk in connection with its positions in certain sponsored index funds. Market risk arises from changes in market value of contractual positions due to movements in underlying securities or stock indices. The Corporation limits its exposure to market risk by entering into hedge positions. Credit risk relates to the ability of the Corporation's counter party to meet its settlement obligations under the contract and generally is limited to the estimated aggregate replacement cost of those contracts in a gain position and was not material at December 31, 1993.

Accounting for Certain Investments in Debt and Equity Securities:

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which is effective for investments held as of or acquired after January 1, 1994. In the first quarter of 1994, the Corporation intends to adopt the provisions of the new standard, which are not expected to have a material impact on the results of operations or financial condition of the Corporation.

NOTE 3 -- FIXED ASSETS:

  The Corporation and its subsidiaries provide for depreciation on fixed assets (including licensed and certain internally developed computer software) based on the estimated useful life of the assets, using the straight line method. Amortization of leasehold improvements is computed over the respective terms of the leases.

  The major classifications of fixed assets are as follows (000's omitted):

                                      1993       1992
                                     -------    -------
Furniture, fixtures and
  equipment.......................   $50,568    $40,100
Leasehold improvements............    30,695     27,261
Licensed and certain internally
  developed computer software.....    11,375      3,897
Premises..........................     7,590      7,590
                                     -------    -------
                                     100,228     78,848
Less -- accumulated depreciation
  and amortization................    37,585     28,123
                                     -------    -------
                                     $62,643    $50,725
                                     =======    =======

NOTE 4 -- DEFERRED SALES COMMISSIONS:

  During 1993, certain funds sponsored by the Corporation began offering multiple classes of shares. These funds offer Class A shares, which are sold with a sales charge imposed at the time of purchase, and Class B shares which are subject to a contingent deferred sales charge imposed on redemptions made within a specified period. Class B shares are also subject to an annual distribution fee payable to Service Corporation pursuant to a distribution plan adopted in accordance with Rule 12b-1 under the Investment Company Act of 1940 ("Rule 12b-1 Plan"). Sales commissions paid by Service Corporation to broker/dealers for selling Class B shares are capitalized by Service Corporation and amortized to operations over six years. This amortization period approximates the period of time during which the sales commissions paid to broker/ dealers are expected to be recovered from the funds through the payments made pursuant to the funds' Rule 12b-1 Plans. Contingent deferred sales charges, when received by Service Corporation, reduce unamortized deferred sales commissions. At December 31, 1993, deferred sales commissions included in Other assets amounted to $14.2 million (net of amortization of $1.2 million, included in Underwriting and other fees).

NOTE 5 -- STOCKHOLDERS' EQUITY:

  At December 31, 1993, Additional paid-in capital and Retained earnings were not available for payment of dividends to the extent of $196.6 million, substantially representing the cost of treasury stock and required capital for the Corporation's regulated subsidiaries.

  Pursuant to the merger agreement (see Note 11), the Corporation may not declare dividends, other than the regular quarterly dividend of $.19 per share, and may not purchase any additional treasury shares.

  On January 19, 1994, the Board of Directors of the Corporation declared a first quarter dividend of $.19 per share, payable on February 16, 1994 to stockholders of record at the close of business on February 7, 1994.

NOTE 6 -- STOCK PLANS AND CONTINGENT
BENEFIT PLAN:

1989 Non-Qualified Stock Option Plan:

  In 1989, the stockholders of the Corporation approved the 1989 Non-Qualified Stock Option Plan (the "Plan") of the Corporation. The Plan authorizes the Corporation to grant Options to purchase up to 1,750,000 shares of common stock to key employees and key consultants who render services to the Corporation, at a price of not less than 95% of the price of the Corporation's common stock on the New York Stock Exchange on the day the Option is granted. The Plan provides generally that no Option shall be exercisable within two years nor more than ten years from the date of grant. Shares acquired upon exercise of Options will be registered under the Securities Act of 1933 and may be resold pursuant to such registration.
  The following table summarizes the 1989 Non-Qualified Stock Option Plan activity (000's omitted):

                                        1993       1992
                                        -----      -----
Outstanding at beginning of year...     1,388      1,458
Exercised during the year..........        (6)       (17)
Forfeited during the year..........        (8)       (53)
Granted during the year............        50         --
                                        -----      -----
Outstanding at end of year.........     1,424      1,388
                                        =====      =====

  Such options may be exercised at prices ranging from $24.06 to $41.63.
  At December 31, 1993, 603,000 of such Options were exercisable. The remaining options are exercisable as follows: 344,500 in 1994, 332,000 in 1995, 119,500 in 1996 and 12,500 in 1997 and 1998.

Incentive Stock Option Plan:

  In 1982, the stockholders of the Corporation approved a plan under which Incentive Stock Options may be granted to the Corporation's key executives allowing them to purchase up to 1,500,000 shares of common stock of the Corporation. Under the plan, Options were granted for the purchase of either Book Value Shares or Market Shares. The plan provides that no Option shall be exercisable within one year, nor more than ten years, from the date of grant. The plan expired in 1992, and no new Options may be granted under the plan, although existing unexercised Options will continue in accordance with their terms. No Market Shares are outstanding.
  Book Value Shares must be acquired from and sold back to the Corporation at the book value (as defined in the plan) of the Corporation's Common Stock.

  The plan also provides for compensation (included in Accrued Compensation and Benefits) to recipients of Options in amounts equal to any cash dividends declared by the Corporation during the period following the grant of an Option up to the date of its exercise.
  Additional information with respect to Incentive Stock Options is as follows (000's omitted):

                                          1993      1992
                                          ----      ----
Outstanding at beginning of year.....     352       465
Exercised during the year*...........     (21)      (90)
Forfeited during the year............      -        (23)
                                          ---       ---
Outstanding at end of year...........     331       352
                                          ===       ===

*Exercised for an aggregate of $319,000 in 1993 and $678,000 in 1992.

  In connection with the exercise of the Options, the Corporation received interest bearing notes payable over a maximum of 15 years. The balance of such notes at December 31, 1993 was $148,000. During 1993 and 1992, the Corporation repurchased 29,000 and 67,000 shares, respectively, issued under the plan, for an aggregate of $500,000 and $1,310,000, respectively.
  At December 31, 1993 Options to purchase 186,000 Book Value Shares were exercisable. The remaining Options to purchase Book Value Shares are exercisable as follows: 26,700 per year from 1994 to 1997 and 19,000 in each of 1998 and 1999. Such Options to purchase Book Value Shares may be exercised at prices ranging from $4.22 to $15.69. If the Corporation had been obligated to repurchase the Book Value Shares issued and outstanding and also the Book Value Shares related to exercisable Options under the plan at December 31, 1993, the net amount payable would have been approximately $3.4 million.

Optional Incentive Payment Plan:

  In 1986, the Corporation's Board of Directors approved an Optional Incentive Payment Plan (the "Plan") pursuant to which individuals who have previously exercised Stock Purchase Rights ("Rights") and Incentive Stock Options ("Options") (see above) could sell the shares related to such rights and Options back to the Corporation pursuant to the provisions of those respective plans, and in turn receive an equal number of units. Pursuant to the terms of the Plan, quarterly payments are made on each unit held in amounts equal to the quarterly after tax earnings per share of the Corporation and such amounts are charged to operations.
  The activity in Plan units was as follows (000's omitted):

                                        1993       1992
                                        -----      -----
Outstanding at beginning of year...     1,915      1,854
Issued in connection with
Options............................        29         67
Forfeited during the year..........       (15)        (6)
                                        -----      -----
Outstanding at end of year.........     1,929      1,915
                                        =====      =====

Contingent Benefit Plan:

  In 1984 a Contingent Benefit Plan (the "Plan") was approved which provides for specified benefit payments to designated key employees of the Corporation in the event of a change of control of the Corporation, as defined in the Plan, and should their employment terminate during a specified period after such change of control (see Note 11).

NOTE 7 -- EMPLOYEES' BENEFIT PLANS:

  The employees of the Corporation and certain of its subsidiaries are covered by a Retirement Profit-Sharing Plan and a related Deferred Compensation Plan. In general, the Retirement Profit-Sharing Plan provides for the payment of death, disability and retirement benefits to employees or their beneficiaries in amounts equal to the value of their proportionate interests in the plan. The aggregate contribution by the Corporation is based on consolidated net income (as defined in the plans) or compensation of eligible employees. Amounts charged to operations under the plans amounted to $9,321,000 in 1993, $9,304,000 in 1992 and $7,082,000 in 1991.
  The Corporation has a defined benefit pension plan which covers employees of the Corporation and certain of its subsidiaries. The costs to the Corporation and the pension plan assets and liabilities are not material.

NOTE 8 -- FEDERAL, STATE AND LOCAL
INCOME TAXES:

  The provisions for Federal and state and local taxes based on income include current tax expense of $59,911,000 in 1993, $51,969,000 in 1992, and $30,448,000
in 1991. Deferred tax provision (credits) were ($1,011,000) in 1993, ($3,469,000) in 1992 and $3,252,000 in 1991.
  The difference between total tax expense and the amount computed by applying the statutory Federal income tax rate to pre-tax income is as follows (000's omitted):

                         1993               1992               1991
                    ----------------   ----------------   ----------------
                               % of               % of               % of
                              pre-tax            pre-tax            pre-tax
                    Amount    income   Amount    income   Amount    income
                    -------   ------   -------   ------   -------   ------
Statutory tax
rate..............  $55,409    35.0%   $47,488    34.0%   $34,547    34.0%
State and local
 income taxes*....    7,417     4.7      7,138     5.1      4,290     4.2
Tax exempt and
 other excludable
 interest and
 dividends........   (4,591)   (2.9 )   (5,608)   (4.0 )   (5,330)   (5.2 )
Other.............      665     0.4       (518)   (0.4 )      193     0.2
                    -------   ------   -------   ------   -------   ------
Total tax
expense...........  $58,900    37.2%   $48,500    34.7%   $33,700    33.2%
                    =======   ======   =======   ======   =======   ======

*Net of Federal income tax benefit

NOTE 9 -- LEASES:

  Future minimum payments, by year and in the aggregate, under noncancelable operating leases (premises) with initial or remaining terms of one or more years, were as follows at December 31, 1993 (000's omitted):

1994.......................................   $ 13,827
1995.......................................     14,523
1996.......................................     14,589
1997.......................................     14,682
1998.......................................     13,316
1999-2005..................................     79,406
                                              --------
Total net minimum lease payments...........   $150,343*
                                              ========

*There are no rental commitments beyond 2005.

  Approximate net rental expense for operating leases amounted to $21,953,000 in 1993, $20,299,000 in 1992 and $18,397,000 in 1991.

NOTE 10 -- OTHER REVENUES (NET):

  In September 1989, a Noncompetition Agreement was entered into with The Bank of New York (Delaware) ("BONY") pursuant to which it was agreed that Dreyfus entities will not compete with BONY in the unsecured credit card business for six years after closing. In consideration for such covenants not to compete, BONY agreed to make six annual payments of $8 million each, commencing in 1990. These payments are being recognized annually over the period of the agreement and are included in Other revenues (net).

NOTE 11 -- MERGER WITH MELLON BANK CORPORATION:

  On December 5, 1993, the Corporation entered into an Agreement and Plan of Merger providing for the merger of the Corporation with a subsidiary of Mellon Bank Corporation ("Mellon"). Under the terms of the agreement, the Corporation's stockholders will be entitled to receive .88017 shares of Mellon Common Stock for each share of the Corporation's Common Stock, in a tax-free exchange. Following the merger, it is planned that the Corporation will be a direct subsidiary of Mellon Bank, N.A. Closing of the merger is subject to a number of contingencies, including the receipt of certain regulatory approvals, the approvals of the stockholders of the Corporation and Mellon, and approvals of the Boards of Directors and shareholders of the mutual funds advised or administered by the Corporation. The merger is expected to occur in mid-1994, but could occur later. The merger agreement provides for the Corporation to pay Mellon $50,000,000, should the Corporation, among other matters, engage in certain business combination transactions specified in the agreement, with any person other than Mellon, or under certain other defined circumstances. Costs incurred in connection with the merger, including payments related to the Contingent Benefit Plan (see Note 6), will be charged against operations of the merged entities.

NOTE 12 -- LITIGATION

  Subsequent to the announcement of the proposed merger with Mellon (see Note
11), public shareholders of the Corporation commenced six purported class action suits in the Supreme Court of the State of New York, County of New York, naming the Corporation, Mellon and the individual directors of the Corporation as defendants, with respect to the transactions contemplated by the Agreement and Plan of Merger with Mellon. The Corporation believes that these complaints lack merit and intends to defend them vigorously.
  On December 22, 1993, six shareholders of mutual funds of which the Corporation is the adviser ("Dreyfus-managed mutual funds") filed an application with the U.S. Securities and Exchange Commission (the "SEC") for a statutory determination that the "non-interested" directors of the individual Dreyfus-managed mutual funds are "interested" directors within the meaning of the Investment Company Act of 1940, thereby prohibiting them from voting on each of the fund's advisory contracts and other related matters in connection with the merger with Mellon (the "Application"). The non-interested directors have opposed the Application. Counsel for the non-interested directors has advised the Corporation that the Application lacks merit.

NOTE 13 -- OTHER MATTERS:

  A) The Corporation earned revenues (management fees) from Dreyfus Liquid Assets, Inc., in excess of 10% of total revenues in the amount of $32,017,000 during 1991. No individual fund fees were in excess of 10% of total revenues during 1993 or 1992.
  B) The Corporation reimbursed certain fund expenses aggregating $8.9 million, $6.7 million, and $5.4 million, in 1993, 1992 and 1991 respectively, to promote the growth of fund assets. Such fund expense reimbursements are netted against management fees in the accompanying financial statements.
  C) Salaries and Other selling, general and administrative expenses of the Corporation have been reduced by reimbursements from certain sponsored investment companies for shareholder servicing costs incurred by the Corporation on their behalf. Such amounts aggregated $29.2 million in 1993, $21.8 million in 1992 and $9.3 million in 1991.

REPORT OF ERNST & YOUNG,
INDEPENDENT AUDITORS

Stockholders and Board of Directors
The Dreyfus Corporation

We have audited the accompanying consolidated balance sheets of The Dreyfus Corporation and Subsidiary Companies as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dreyfus Corporation and Subsidiary Companies at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

                                                /s/ Ernst & Young

New York, New York
January 27, 1994


                    COMMON STOCK MARKET PRICES AND DIVIDENDS

     The Corporation's Common Stock (DRY) is traded on the New York Stock Exchange (NYSE) and the Pacific Stock Exchange (PSE). There were approximately 1,900 holders of record of the Corporation's Common Stock at December 31, 1993.
     For 1993 and 1992 the high and low stock prices of the Corporation's Common Stock as traded on the NYSE Composite Tape, and dividends declared by the Corporation were as follows:

                          MARKET PRICE OF COMMON STOCK
                               OF THE CORPORATION

                         1993              1992
                    --------------    --------------
                    High      Low     High      Low
                    --------------    --------------
 1st Quarter........ 44 3/8  36 1/2   48       37 3/8
 2nd Quarter........ 41 3/8  35 3/4   40 3/4   33 1/2
 3rd Quarter........ 43 7/8  39 3/8   38 1/4   33 3/4
 4th Quarter........ 47 1/2  38 1/2   40 3/4   34 5/8

               CASH DIVIDENDS DECLARED BY THE CORPORATION
                              (PER SHARE)

                               1993     1992
                               ----     ----
 1st Quarter................   $.17     $.13
 2nd Quarter................    .19      .17
 3rd Quarter................    .19      .17
 4th Quarter................    .19      .17
                               ----     ----
                               $.74     $.64
                               ====     ====

     The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because dividends are dependent on future earnings, capital requirements and financial condition. Pursuant to the Corporation's merger agreement with Mellon, the Corporation is restricted from declaring dividends in excess of the regular quarterly dividend of $.19 per share (see Note 5 to the Consolidated Financial Statements).
- --------------------------------------------------------------------------------
STOCKHOLDERS MAY OBTAIN A COPY OF THE DREYFUS CORPORATION'S FORM 10-K FOR 1993,
AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, WITHOUT CHARGE, BY WRITING
       TO CONTROLLER, THE DREYFUS CORPORATION, 200 PARK AVENUE, NEW YORK,
                                  NEW YORK 10166

The Dreyfus Corporation

For close to 30 years, together we have cared for and watched over his growth alone. Now is the time - and he is ready - to seek out new challenges and opportunities in the company of others.


                      [See Appendix A]



Total Appreciation: 3,950%.
Price of The Dreyfus Corporation stock since it went public on October 27, 1965. (*Restated for stock splits 3-for-1 Feb. 1981; 2-for-1 Oct. 1983; 3-for-1 Jul.
1986)


     TABLE FOR LINE GRAPH

     PRICE OF THE DREYFUS CORPORATION STOCK*
     APPENDIX A:

    |-------------------------|
    |            |The Dreyfus |
    |            |Corporation |
    |December 31,|stock price*|
    |------------|------------|
    |    1966    |      $0.77 |
    |    1967    |       1.92 |
    |    1968    |       2.47 |
    |    1969    |       1.69 |
    |    1970    |       1.46 |
    |    1971    |       1.52 |
    |    1972    |       0.83 |
    |    1973    |       0.34 |
    |    1974    |       0.20 |
    |    1975    |       0.34 |
    |    1976    |       0.46 |
    |    1977    |       0.56 |
    |    1978    |       0.63 |
    |    1979    |       1.06 |
    |    1980    |       2.49 |
    |    1981    |       5.58 |
    |    1982    |       6.29 |
    |    1983    |       7.83 |
    |    1984    |      12.58 |
    |    1985    |      28.83 |
    |    1986    |      29.00 |
    |    1987    |      24.75 |
    |    1988    |      25.00 |
    |    1989    |      35.63 |
    |    1990    |      27.63 |
    |    1991    |      49.25 |
    |    1992    |      40.50 |
    |    1993    |      45.00 |
    |-------------------------|


    (*Restated for stock splits 3-for-1 Feb. 1981; 2-for-1 Oct. 1983; 3-for-1 Jul. 1986.)




                                                   EXHIBITS
                                                   --------

       10.(iii)(A)(g)        Agreement relating to split-dollar life insurance
                             policy covering Joseph S. DiMartino and his wife.

       10.(iii)(A)(h)        Consulting Agreement between Lawrence M. Greene
                             and The Dreyfus Corporation. [This Agreement has been extended, by resolution of the Board of Directors of the Corporation adopted on December
                             7, 1984, for an indefinite period subject to termination upon sixty days' notice by either party.]