Form 10-Q
period 1994-03-31
DREYFUS CORP
filed 1994-04-27
CIK 30163

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-Q

(Mark One)
 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
___         EXCHANGE ACT OF 1934

            For the quarterly period ended    March 31, 1994
                                              ----------------------------------

                                         OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to __________________

                        Commission file number    1-5240
                                                -----------


                           THE DREYFUS CORPORATION
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)


            New York                                13-5673135
________________________________________________________________________________

(State or other jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or Organization)



200 Park Avenue, New York, N.Y.                                 10166
________________________________________________________________________________
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code   (212) 922-6000
                                                   -----------------------------

                           Not Applicable
________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X         No
    -----------      -----------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $.10)                        36,557,203 shares
- - -----------------------------                        -----------------
         (Class)                               (Outstanding at April 15, 1994)



FORM 10-Q
PAGE 2

                THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES


                                      INDEX


                                                                           Page
                                                                           ____

PART I--FINANCIAL INFORMATION

 Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets--March 31, 1994
      (Unaudited) and December 31, 1993. . . . . . . . . . . . . . . . . . . 3

      Condensed Consolidated Statements of Income
      (Unaudited)--Three Months Ended March 31, 1994 and March 31, 1993. . . 5

      Condensed Consolidated Statement of Changes in Stockholders' Equity
      (Unaudited)--Three Months Ended March 31, 1994 . . . . . . . . . . . . 6

      Condensed Consolidated Statements of Cash Flows
      (Unaudited)--Three Months Ended March 31, 1994 and March 31, 1993. . . 7

      Notes to Condensed Consolidated Financial Statements
      (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . .15

 Exhibit I--Computation of Earnings Per Share (Unaudited). . . . . . . . . .20

PART II--OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .22

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23



FORM 10-Q
PAGE 3

PART I--ITEM 1.  FINANCIAL INFORMATION
THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000'S OMITTED)

                                                                           March 31,     December 31,
                                                                             1994            1993 (A)
                                                                           --------        --------
                                                                          (Unaudited)
ASSETS

Cash and cash equivalents - primarily shares
  of sponsored money market investment
  companies                                                                $115,684        $301,277

Receivables, including management, investment
  advisory and administrative fees
  of $21,556 in 1994 and $23,114 in 1993                                     65,173          50,114

Investments in marketable securities - Note 2                               536,646         331,731

Other investments - at cost  (fair value  - $104,707 in
  1994 and $175,862 in 1993)                                                104,638         133,923

Fixed assets - at cost, less accumulated depreciation
  and amortization of $40,115 in 1994 and $37,585 in 1993                    70,249          62,643

Other assets, including prepaid expenses and deferred charges of
  $28,159 in 1994 and $20,026 in 1993 - Note 3                               37,477          34,900
                                                                           --------        --------
  Total Assets                                                             $929,867        $914,588
                                                                           ========        ========
FORM 10-Q
PAGE 4

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(000'S OMITTED)
                                                                           March 31,      December 31,
                                                                            1994             1993
                                                                           --------        --------
                                                                         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Short positions in marketable equity  securities - Note 2                  $4,184          $7,915
  Due to brokers and dealers                                                    570             386
  Banking customer deposits (fair value - $25,477 in
    1994 and $26,525 in 1993)                                                25,479          26,519
  Taxes, including Federal income taxes of $7,075
    in 1994                                                                  12,983           4,318
  Accrued compensation and benefits                                          16,908          17,756
  Sundry liabilities and accrued expenses                                    28,026          33,105
                                                                           --------        --------

    Total Liabilities                                                        88,150          89,999
                                                                           --------        --------

Stockholders' Equity--Notes 2, 4 and 5:

  Common Stock - par value $.10 per share (50,000 shares
    authorized), shares issued - 44,973 in 1994 and 1993                      4,497           4,497
  Additional paid-in capital                                                279,633         279,576
  Retained earnings                                                         749,665         731,188
                                                                           --------        --------

                                                                          1,033,795       1,015,261
  Less:
    Treasury stock - at cost, 8,416 shares in 1994 and
      8,417 in 1993                                                         190,522         190,524
    Net unrealized loss on available for sale securities                      1,408             -
    Notes receivable for Common Stock issued                                    148             148
                                                                           --------        --------

    Total Stockholders' Equity                                              841,717         824,589
                                                                           --------        --------

Contingencies and other matters - Notes  5, 6 and 7

    Total Liabilities and Stockholders' Equity                             $929,867        $914,588
                                                                           ========        ========
See notes to condensed consolidated financial statements.

(A) The Condensed Consolidated Balance Sheet at December 31, 1993 has been summarized from the audited financial statements at that date.

FORM 10-Q
PAGE 5

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(000'S OMITTED EXCEPT PER SHARE DATA)


                                                                  Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                 1994               1993
                                                               --------           --------
Revenues:

   Management, investment advisory
     and administrative fees (net)                              $71,648            $74,109
   Interest and dividends                                         5,582              6,149
   Underwriting  and  other fees (net)                            6,952              5,234
   Net gains on investment transactions--Note 2                  12,642              3,546
   Other (net)                                                    3,922              3,881
                                                               --------           --------
     Total Revenues                                             100,746             92,919
                                                               --------           --------


Expenses:

   Operating expenses                                            59,091             52,195
   Interest expense                                                 432                384
                                                               --------           --------
     Total Expenses                                              59,523             52,579
                                                               --------           --------

Income before income taxes                                       41,223             40,340

Provision for income taxes                                       15,800             15,100
                                                               --------           --------
     Net Income                                                 $25,423            $25,240
                                                               ========           ========

Net Income per share of Common Stock                              $0.70              $0.68
                                                               ========           ========

Cash dividends per share of Common
   Stock                                                          $0.19              $0.17
                                                               ========           ========

Weighted average number of common
   shares outstanding during each
   period                                                        36,557             37,381
                                                               ========           ========

See notes to condensed consolidated financial statements.

FORM 10-Q
PAGE 6

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(000'S OMITTED)


                                                                                Net unrealized
                                                                                 gain/(loss)     Notes
                                             Additional                         on available   receivable       Total
                                   Common     paid-in     Retained    Treasury     for sale    for Common   Stockholders'
                                    stock     capital     earnings     stock      securities  Stock issued      equity
                                  ---------- ---------- ------------ ---------- ------------- ------------ ------------
Balance at December 31, 1993         $4,497   $279,576     $731,188  ($190,524)          -          ($148)    $824,589

  Adjustment to beginning balance
    for effect of  change in
    accounting principle                                                               3,972                     3,972

  Net Income                                                 25,423                                             25,423

  Cash dividends on Common
    Stock                                                    (6,946)                                            (6,946)

  Increase (decrease) in net
    unrealized gain / (loss) on
    available for sale securities                                                     (5,380)                   (5,380)

  Issuance of Treasury stock                        53                       2                                      55

  Other                                              4                                                               4
                                  ---------- ---------- ------------ ---------- ------------- ------------ ------------
Balance at March 31, 1994            $4,497   $279,633     $749,665  ($190,522)      ($1,408)       ($148)    $841,717
                                  ========== ========== ============ ========== ============= ============ ============


See notes to condensed consolidated financial statements.

FORM 10-Q
PAGE 7

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                           ------------------------
                                                                             1994            1993
                                                                           --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $15,664         $18,577
                                                                           --------        --------

INVESTING ACTIVITIES

  Proceeds from maturities of held to maturity securities                    28,380             -
  Proceeds from sales of available for sale securities                       43,992             -
  Proceeds from sales and maturities of securities                              -           319,048
  Purchase of securities                                                        -          (179,726)
  Purchase of available for sale securities                                (240,833)            -
  Purchase of held to maturity securities                                   (17,710)            -
  Acquisitions of fixed assets                                              (10,136)         (1,250)
  Other investing activities                                                  2,490         (26,001)
                                                                           --------        --------

    Net Cash Provided By (Used In) Investing Activities                    (193,817)        112,071
                                                                           --------        --------

FINANCING ACTIVITIES

  Dividends paid                                                             (6,946)         (6,373)
  Purchase of treasury stock                                                    -           (10,744)
  Decrease in banking customer deposits                                      (1,040)         (2,802)
  Other financing activities                                                    546           1,643
                                                                           --------        --------

    Net Cash Used In Financing Activities                                    (7,440)        (18,276)
                                                                           --------        --------

    Increase (Decrease) In Cash And Cash Equivalents                       (185,593)        112,372

  Cash and cash equivalents at beginning of year                            301,277         216,360
                                                                           --------        --------

    Cash And Cash Equivalents At End Of Period                             $115,684        $328,732
                                                                           ========        ========
Supplemental disclosure of cash flow information:

  Cash paid during the three months ended
    March 31, 1994 and 1993:

      Income taxes                                                           $6,349          $6,399
      Interest                                                                  334             301

See notes to condensed consolidated financial statements.


FORM 10-Q
PAGE 8

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1--NATURE OF BUSINESS:

     The Dreyfus Corporation and Subsidiary Companies ("Corporation") comprise a financial service organization whose business consists primarily of providing investment management services as the investment adviser, manager and distributor for sponsored investment companies and as an investment adviser to other accounts. In addition, the Corporation is the sub-investment adviser and/or administrator of several investment companies sponsored by others.

     As prescribed by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles for annual financial reporting purposes. Reference should be made to the consolidated financial statements and footnotes thereto included in the Corporation's 1993 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated financial position of the Corporation at March 31, 1994, the condensed consolidated results of its operations for the three months ended March 31, 1994 and March 31, 1993, the condensed consolidated changes in Stockholders' Equity and the condensed consolidated cash flows for the three months ended March 31, 1994 and March 31, 1993.

     The condensed consolidated results of operations of the Corporation for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year. In evaluating the future operating results of the Corporation, several factors should be considered, including: inflation and interest rates, competition, the effects of the economy, the international situation, public attitude towards mutual funds, the securities market and government regulations.

NOTE 2--INVESTMENTS:

     In May 1993, the Financial Accounting Standards Board issued Statement No. 115 ("FAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Corporation adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle.
Stockholders' Equity at January 1, 1994, was increased $4 million (net of $2.1 million in deferred income taxes) to reflect the net unrealized gains at that date on securities classified as "available for sale" (previously carried at lower of aggregate cost or market or at amortized cost).


FORM 10-Q
PAGE 9

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2--INVESTMENTS: - (continued)


     It is the Corporation's policy (pursuant to FAS No. 115), excluding Dreyfus Service Corporation ("Service Corporation"), to classify marketable debt or equity securities (consisting of long or short positions) into one of three portfolios: trading securities, held to maturity securities or available for sale securities. Securities are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings, when the intent is to hold the securities for the purpose of selling them in the near term, generally with the objective of generating profits on short-term market movements. Debt securities are classified as held to maturity securities and carried at amortized cost when management has the positive intent and ability to hold to maturity. Marketable debt and equity securities not classified as either trading or held to maturity securities are classified as available for sale securities and are carried at fair value. Aggregate net unrealized gains or losses on the available for sale securities portfolio are credited or charged to Stockholders' Equity (net of deferred income tax or tax benefit). Net realized gains or losses resulting from the sale of investments are recorded on the identified cost basis and included in operations.

     The Corporation engages in short selling which obligates the Corporation to replace the security borrowed by purchasing the identical security at its then current fair value.

     Service Corporation, a wholly-owned broker-dealer subsidiary of the Corporation, carries its securities at fair value in accordance with the practice in the brokerage industry; unrealized gains or losses are credited or charged to operations.

     The following table summarizes the carrying values of the Corporation's investments in marketable securities, by portfolio (000's omitted) at March 31, 1994:


     Trading securities . . . . . . . . . . . . . . . . . . . . . . $      329

     Available for sale securities. . . . . . . . . . . . . . . . .    404,165

     Held to maturity securities. . . . . . . . . . . . . . . . . .    132,152
                                                                      ________

       Investments in marketable securities . . . . . . . . . . . .   $536,646
                                                                      ========

     Trading securities were carried at fair value at March 31, 1994. Realized and unrealized gains and losses on trading securities are included in Net gains on investment transactions. Aggregate net unrealized losses on such securities for the period ended March 31, 1994, amounted to $2.1 million.


FORM 10-Q
PAGE 10

THE DREYFUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2--INVESTMENTS: - (continued)

     At March 31, 1994, the Corporation's available for sale portfolio had an aggregate net unrealized loss of $1.4 million (net of estimated deferred tax benefit of $0.8 million) which was charged to Stockholders' Equity. Proceeds from the sale of securities classified as available for sale resulted in gross realized gains and losses of $2.7 million and $1 million, respectively.

     The following tables summarize contractual maturities and gross unrealized gains and losses for the aggregate positions in the available for sale and held to maturity securities portfolios:

Contractual Maturities at March 31, 1994 (000's omitted):


                          Debt securities available for sale  |     Held to maturity securities
                          ____________________________________|_______________________________
                                Book Value       Fair Value   |     Book Value      Fair Value
                                __________       __________   |     __________      __________
                                                              |
Within 1 Year . . . . . . . . . $     750        $      757   |     $ 50,195        $ 50,402
                                                              |
After 1 through 5 Years . . . .     1,250             1,273   |       53,607          53,990
                                                              |
After 5 through 10 Years. . . .   196,639           192,454   |       24,079          23,891
                                                              |
After 10 Years. . . . . . . . .        --                --   |        4,271           4,265
                                 --------         ---------   |     ---------       --------
     Totals . . . . . . . . . .  $198,639          $194,484   |     $132,152        $132,548
                                 ========         =========   |     =========       ========

Gross unrealized gains and losses at March 31, 1994 (000's omitted):


                            Available for sale securities (including short  ||
                            positions in marketable equity securities)      ||       Held to maturity securities
                            ------------------------------------------------||-----------------------------------------
                                              Gross unrealized |            ||             Gross unrealized  |
                                  Cost        ---------------- |    Fair    ||  Amortized  ----------------  |    Fair
                               (Proceeds)     Gains     Losses |    Value   ||   Cost     Gains      Losses  |   Value
                               ----------     -----     ------ |    -----   || ---------  -----      ------  |   -----
                                                               |            ||                               |
U.S. Treasury & Agency . . . .  $196,639          --   ($4,185)|   $192,454 ||  $22,524   $   40     ($236)  | $ 22,328
Obligations of States and                                      |            ||                               |
 Political Subdivisions. . . .        --          --        -- |         -- ||  108,603      779      (208)  |  109,174
Other Debt Securities  . . . .     2,000      $   30        -- |      2,030 ||    1,025       21        --   |    1,046
                                --------      ------    -------|    --------||  -------   -------    ------- |  -------
Total Debt Securities. . . . .   198,639          30    (4,185)|    194,484 ||  132,152      840      (444)  |  132,548
Equity Securities - held long    207,791       8,200    (6,310)|    209,681 ||       --       --        --   |       --
                                --------      ------    -------|    --------||  -------   -------    ------- |  -------
                                                               |            ||                               |
Total Securities - held long .  $406,430      $8,230  ($10,495)|   $404,165 || $132,152   $  840     ($444)  | $132,548
                                                               |            ||                               |
Short positions in marketable                                  |            ||                               |
   equity securities . . . . .    (4,283)        293      (194)|     (4,184)||       --        --       --   |      --
                                --------      ------    -------|    --------||  -------   -------    ------- |  -------
                                                               |            ||                               |
   Totals. . . . . . . . . . .  $402,147      $8,523  ($10,689)|   $399,981 || $132,152   $  840     ($444)  | $132,548
                                ========      ======  =========|   ======== || ========   =======    ======= | ========


FORM 10-Q
PAGE 11

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2--INVESTMENTS: - (continued)


     For the three months ended March 31, 1993, the Corporation recorded a charge to operations of $5 million in connection with "other than temporary" declines in the value of the Corporation's investment portfolios. There were no "other than temporary" declines in the value of the Corporation's investment portfolios charged to operations for the three months ended March 31, 1994.

     The Corporation is a party to financial instruments with off-balance sheet risk. These financial instruments include futures contracts, forward contracts and options written. The Corporation enters into these transactions as part of its trading activities, as well as to reduce its own exposure to market risk in connection with its positions in certain sponsored index funds.

     Off-balance sheet financial instruments involve varying degrees of market and credit risk that exceed the amounts recognized on the balance sheet. Market risk arises from changes in the market value of contractual positions due to movements in underlying securities or indices. Credit risk relates to the ability of the Corporation's counter-party to meet its settlement obligations under the contract and generally is limited to the estimated aggregate replacement cost of those contracts in a gain position and was not material at March 31, 1994. The estimated fair values for such financial instruments at March 31, 1994 are summarized below (000's omitted):

                                                        Contract or
                                                        Notional       Fair
                                                        Principal     Value of
                                                         Amount       Contracts
                                                       ___________   __________


Long Positions:

  S&P Index Futures, June 1994 . . . . . . . . . . . .  $  8,839         $  96
  U.S. Treasury Futures Contracts, June 1994 . . . . .    32,191          (316)
  Foreign Government Futures Contracts, June 1994. . .    26,177            97

Short Positions:

  Japanese Yen Forward Contracts, June 1994. . . . . .   $10,919         $(124)
  Deutsche Mark Forward Contract, June 1994. . . . . .     9,804          (143)
  S&P Index Option Contracts, June 1994. . . . . . . .        95            71


FORM 10-Q
PAGE 12

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3--DEFERRED SALES COMMISSIONS:

     Certain sales commissions paid by the Corporation to broker-dealers are capitalized by the Corporation and amortized to operations. At March 31, 1994, deferred sales commissions included in "Other assets", amounted to $17.3 million (net of accumulated amortization of $2 million).
Amortization of deferred sales commissions (included in "Underwriting and other fees") for the three months ended March 31, 1994 and March 31, 1993 amounted to $0.7 million and $48,000, respectively.

NOTE 4--STOCKHOLDERS' EQUITY:

  At March 31, 1994, Additional paid-in capital and Retained earnings were not available for payment of dividends to the extent of approximately $196.9 million, substantially representing the cost of treasury stock and required capital for the Corporation's regulated subsidiaries.

  Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") (see Note 6), the Corporation may not declare dividends, other than the regular quarterly dividend of $.19 per share, and may not purchase any additional treasury shares.

  On April 13, 1994, the Board of Directors of the Corporation declared a second quarter dividend of $.19 per share, payable on May 11, 1994 to stockholders of record at the close of business on May 2, 1994.

NOTE 5--INCENTIVE STOCK OPTION PLAN:

  A full description of the Incentive Stock Option Plan (the "Plan") is
contained in the Corporation's 1993 Annual Report on Form 10-K.    The
Plan expired in 1992, and no new Options may be granted under the Plan, although any existing unexercised Options will continue in accordance with their respective terms. Book Value Shares must be acquired from and sold back to the Corporation at the book value (as defined in the Plan) of the Corporation's Common Stock. If the Corporation had been obligated to repurchase the shares issued and outstanding under the Plan and also the shares related to exercisable Options under the Plan at March 31, 1994, the net amount payable would have been approximately $3.5 million.



FORM 10-Q
PAGE 13

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6--MERGER WITH MELLON BANK CORPORATION:

  On December 5, 1993, the Corporation entered into a Merger Agreement providing for the merger of the Corporation with a subsidiary of Mellon Bank Corporation ("Mellon"). Under the terms of the agreement, the Corporation's stockholders will be entitled to receive 0.88017 shares of Mellon Common Stock for each share of the Corporation's Common Stock, in a tax-free exchange. Following the merger, it is planned that the Corporation will be a direct subsidiary of Mellon Bank, N.A. Closing of the merger is subject to a number of contingencies, including the receipt of certain regulatory approvals, the approvals of the stockholders of the Corporation and Mellon, and approvals of the Boards of Directors and shareholders of the mutual funds advised or administered by the Corporation. The merger is expected to occur in mid-1994, but could occur later. The Merger Agreement provides for the Corporation to pay Mellon $50 million should the Corporation, among other matters, engage in certain business combination transactions specified in the agreement, with any person other than Mellon, or under certain other defined circumstances. Costs incurred in connection with the merger, including payments related to the Contingent Benefit Plan, will be charged against operations of the merged entities. A description of the Contingent Benefit Plan is contained in the Corporation's 1993 Annual Report on Form 10-K.

NOTE 7--LITIGATION:

A) Class Actions
   _____________

  Subsequent to the announcement of the proposed merger with Mellon (see
Note 6), public shareholders of the Corporation commenced six purported class action suits in the Supreme Court of the State of New York, County of New York, naming the Corporation, Mellon and the individual directors of the Corporation as defendants, with respect to the transactions contemplated by the Merger Agreement with Mellon. The Corporation believes that these complaints lack merit and intends to defend them vigorously.

B) SEC Application
   _______________

  On December 22, 1993, six shareholders of mutual funds of which the Corporation is the adviser ("Dreyfus-managed mutual funds") filed an application with the Securities and Exchange Commission (the "SEC") for a statutory determination that the "non-interested" directors of the individual Dreyfus-managed mutual funds are "interested" directors within the meaning of the Investment Company Act of 1940 (the "1940 Act"), thereby prohibiting them from voting on each of the fund's advisory contracts and other related matters in connection with the merger with Mellon (the "Application"). The non-interested directors opposed the Application. By letter dated April 1, 1994, the SEC advised counsel for the applicants that the SEC had determined not to conduct the proceeding requested by the applicants.



FORM 10-Q
PAGE 14

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7--LITIGATION: -- (continued)

C) Other Action
   ____________

  On March 23, 1994, two shareholders of Dreyfus Liquid Assets, Inc. ("Dreyfus Liquid Assets") and Dreyfus Growth Opportunity Fund, Inc. ("Dreyfus Growth") filed a complaint in the Supreme Court of the State of New York, County of Queens, naming the Corporation and Service Corporation as defendants, and Dreyfus Liquid Assets and Dreyfus Growth, individually, and as representatives of the management investment companies for which the Corporation serves as investment adviser under the 1940 Act, as nominal defendants. The complaint is brought derivatively on behalf of Dreyfus Liquid Assets and Dreyfus Growth, individually, and as representatives of the Dreyfus family of funds.

  In the complaint, the plaintiffs allege, among other things, that the Corporation and Service Corporation violated their fiduciary duties by receiving pecuniary benefits from the sale of their "trust offices" in connection with the Merger (see Note 6). The plaintiffs further allege that the Corporation and Service Corporation breached their respective fiduciary duties by charging the Dreyfus family of funds excessive fees of at least $55 million, in order to maximize profits earned from the sale of the "trust offices," and by acting solely to maximize their own profits through the proposed sale of the "trust offices" to Mellon, in violation of Section 15(f) of the 1940 Act. Finally, the plaintiffs allege that the Merger will impose an "unfair burden" on the Dreyfus family of funds. On April 12, 1994, the defendants and nominal defendants removed the action to the federal district court for the Eastern District of New York.


  The action seeks, among other things, to enjoin the Corporation and Service Corporation from selling the profits from the "trust offices" to Mellon, or, in the event that the Merger is consummated, a rescission of such sale or an accounting and disgorgement of all profits earned by the Corporation and Service Corporation as a result of the sale of the "trust offices", unspecified compensatory damages, costs and disbursements.

  Defendants' time to move, answer or otherwise respond to the complaint has not yet expired. The Corporation believes that the complaint lacks merit and intends to defend the suit vigorously.




FORM 10-Q
PAGE 15

PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Financial Condition, Liquidity and Capital Resources
____________________________________________________

  For the three months ended March 31, 1994, the Stockholders' Equity of the Corporation increased from $824.6 million to $841.7 million, primarily attributable to earnings applicable to investment management services net of dividends paid to stockholders and an aggregate net unrealized loss on the available for sale securities portfolio (see Note 2 to the condensed consolidated financial statements).

  The Corporation has generally maintained a substantial degree of liquidity and believes that cash and cash flow from operations are adequate to meet current and potential business operating needs. In addition to the liquidity provided by cash and cash equivalents of $115.7 million at March 31, 1994, the Corporation maintains a significant investment in marketable securities. The resources of the Corporation have been utilized to sponsor, promote and market shares of the Dreyfus Group of Mutual Funds and to sponsor and promote new business activities.

  At March 31, 1994, the Corporation had investments in marketable securities and certain other investments, consisting of limited partnerships engaged in securities trading, with an aggregate cost and fair value of $632.1 million and $629.3 million, respectively. In determining the appropriate carrying amounts of these investments, the Corporation considered whether any declines in market value below carrying values were "other than temporary" (see Note 2 to condensed consolidated financial statements).


Assets Managed, Advised or Administered
_______________________________________

  The following table sets forth certain information with respect to net assets managed, advised or administered by the Corporation by fund category, at the dates shown (in billions):

                                                     March 31,    December 31,
                                                       1994           1993
                                                     ---------    ------------

Taxable money market funds . . . . . . . . . . .      $28.8             $31.2

Tax-exempt bond funds. . . . . . . . . . . . . .       19.5              21.3

Tax-exempt money market funds. . . . . . . . . .        8.4               7.6

Equity funds . . . . . . . . . . . . . . . . . .        8.3               8.3

Fixed income funds . . . . . . . . . . . . . . .        4.6               4.8

Funds jointly advised/administered . . . . . . .        3.1               3.2

Separately advised accounts. . . . . . . . . . .        1.1               1.2
                                                      -----             -----

Total. . . . . . . . . . . . . . . . . . . . . .      $73.8             $77.6
                                                      =====             =====


FORM 10-Q
PAGE 16

PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (continued)


Results of Operations
_____________________

   The following table sets forth certain information with respect to the Corporation's fee revenue for the periods shown (000's omitted):

                                                                                Three Months
                                                                                Ended March 31,
                                                                             _____________________
                                                                             1994           1993
                                                                             ----           ----
Management, investment advisory and
  administrative fees, net of fees waived*. . . . . . . . . . . . . . . .    $72,739       $76,525
Less: Fund expense reimbursements . . . . . . . . . . . . . . . . . . . .     (1,091)       (2,416)
Management, investment advisory and                                          -------       -------
  administrative fees (net) . . . . . . . . . . . . . . . . . . . . . . .    $71,648       $74,109
                                                                             =======       =======

*  Amount of fees waived. . . . . . . . . . . . . . . . . . . . . . . . .    $12,985       $11,942
                                                                             =======       =======

Management, investment advisory and
  administrative fees, by fund category (net):

  Tax-exempt bond funds . . . . . . . . . . . . . . . . . . . . . . . . .    $26,862       $22,998
  Taxable money market funds. . . . . . . . . . . . . . . . . . . . . . .     20,695        29,363
  Equity funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,475        10,049
  Fixed income funds. . . . . . . . . . . . . . . . . . . . . . . . . . .      5,257         4,381
  Tax-exempt money market funds . . . . . . . . . . . . . . . . . . . . .      4,761         4,692
  Separately advised accounts . . . . . . . . . . . . . . . . . . . . . .        847         1,320
  Funds jointly advised/administered. . . . . . . . . . . . . . . . . . .        751         1,306
                                                                             -------       -------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $71,648       $74,109
                                                                             =======       =======

     The presentation of fee revenue for the three months ended March 31, 1993 has been reclassified to conform to the current period's presentation.

     Revenues of the Corporation are primarily fees from mutual funds sponsored by the Corporation. These fees are at various rates and are based on the average net assets of each respective fund. The decrease in Management, investment advisory and administrative fees during 1994, as shown in the preceding table, was principally due to a decrease in the average net assets of sponsored taxable money market funds between the periods. The decline in average net assets of sponsored taxable money market funds was partially offset by an increase in assets under management in sponsored tax-exempt bond, equity and fixed income funds. Management fee rates charged to the aforementioned funds are generally higher than the rates charged to taxable money market funds.

     From time to time, for competitive reasons, the Corporation agrees to waive certain management fees and/or reimburse certain fund expenses, either for a specified or unspecified period of time, to increase the fund's rate of return to investors and thereby promote the growth of fund assets. In the future, the Corporation may continue to follow such practices; however, it is not possible to predict what effect, if any, the imposition of management fees and/or the discontinuance of fund expense reimbursements may have on the future level of certain fund assets under management. Furthermore, the Corporation presently is unable to determine to what extent, if any, it may impose management fees on funds where fee waivers presently exist, or to what extent fund expense reimbursements may be reduced in the future.



FORM 10-Q
PAGE 17

PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (continued)


First Quarter 1994 Compared to the First Quarter 1993
_____________________________________________________

     The average net assets of sponsored funds decreased $8.2 billion, from an average of $81.8 billion during the first quarter of 1993 to an average of $73.6 billion during the first quarter of 1994. This decrease resulted principally from the decline in the average net assets of sponsored taxable money market funds ($13.1 billion) partially offset by increases in the average net assets of sponsored tax-exempt bond funds ($2.2 billion), equity funds ($1.6 billion) and fixed income funds ($0.6 billion).

     Management fees waived increased $1 million during the first quarter of 1994 as compared to the similar period in 1993, primarily attributable to certain sponsored tax-exempt money market funds.

     Fund expense reimbursements (netted against management fee revenues) decreased $1.3 million during the first three months of 1994 as compared to 1993, primarily attributable to certain tax-exempt bond and taxable money market funds.

     Interest and dividends decreased from $6.1 million during the first quarter of 1993 to $5.6 million during the first quarter of 1994, primarily as a result of increased amounts invested in limited partnerships (included in "Other investments" in the condensed consolidated balance sheet) accounted for at cost.

     Underwriting and other fees increased $1.7 million during the first three months of 1994 as compared to the similar period in 1993, primarily due to an increase in the amount of service fees retained under various service plans adopted pursuant to Rule 12b-1 under the Investment Company Act of 1940 ($2.5 million) and fees earned in connection with the sale of variable annuity products ($1.4 million). These increases were partially offset by a decrease in underwriting commissions ($1.6 million), resulting from a decrease in the sale of funds sold with an up-front sales charge and an increase in amortization of deferred sales commissions ($0.7 million) paid to broker-dealers in connection with the sale of funds sold with a contingent deferred sales charge (see Note 3 to the condensed consolidated financial statements.)

     Net gains on investment transactions increased $9.1 million, from $3.5 million during the first quarter of 1993 to $12.6 million during the first quarter of 1994, principally due to the liquidation of certain Investments in limited partnerships accounted for at cost which resulted in net gains of $13.4 million.

     Operating expenses increased during the three months ended March 31, 1994 as compared to the corresponding period in 1993, primarily attributable to an increase in salaries, employee benefits and occupancy and communication costs.

     The increase in the Corporation's effective tax rate from 37.4% in the first quarter of 1993 to 38.3% in the first quarter of 1994, was primarily due to an increase in the Federal statutory rate from 34% to 35% retroactive to the beginning of 1993, effective July 1, 1993 and decrease in the proportion of tax-exempt interest and dividend income to total pre-tax income.



FORM 10-Q
PAGE 18

PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (continued)

Matters Relating to Competition
_______________________________

     The mutual fund industry has grown dramatically over the past several years and is highly competitive. Total assets managed by the industry grew from approximately $810 billion at December 31, 1988 to over $2.1 trillion at February 28, 1994. There are presently almost 600 mutual fund management companies in the United States, managing over 4,600 mutual funds of varying sizes and investment policies. The Corporation and the mutual fund industry are in competition with insurance companies, banking organizations, securities dealers and other financial institutions that provide investors with competing mutual funds and alternatives to mutual funds. This competition has increased over the past several years, in part, as a result of a number of rulings and interpretations issued by Federal bank regulatory agencies that have expanded significantly the range of mutual fund activities in which banks and bank holding companies may engage. Competition is based upon investment performance in terms of attaining the stated objectives of particular funds, advertising and sales promotional efforts, available distribution channels (such as banks and broker dealers) and the type and quality of services offered to investors.

Recent Mutual Fund Developments
_______________________________

     Effective January 1, 1994, each of Dreyfus 100% U.S. Treasury Long Term Fund, Dreyfus 100% U.S. Treasury Intermediate Term Fund, Dreyfus 100% U.S. Treasury Money Market Fund, Dreyfus 100% U.S. Treasury Short Term Fund and Dreyfus Investors GNMA Fund was reorganized from a Delaware limited partnership to a Massachusetts business trust. Also effective January 1, 1994, Dreyfus Strategic World Investing, L.P. changed its name to Dreyfus Global Growth, L.P. (A Strategic Fund).

     During the first quarter of 1994, the Registration Statement for Dreyfus Global Bond Fund, Inc. was declared effective and the fund commenced operations. The fund's goal is total return consisting of capital appreciation and income.

     Effective March 15, 1994, Dreyfus BASIC Municipal Money Market Fund, Inc. began operating under the name Dreyfus BASIC Municipal Fund and registered two new series; Dreyfus BASIC Intermediate Municipal Bond Fund and Dreyfus BASIC Municipal Bond Fund. The fund's post-effective amendment has been declared effective by the SEC, but the two new series have not yet commenced operations. The fund offers a third series, Dreyfus BASIC Municipal Money Market Fund, which commenced operations in 1991.

     The Corporation is continuing to consider the development of additional funds to serve the diverse investment interests of various segments of the public.



FORM 10-Q
PAGE 19

PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (continued)



Consumer Financial Services
___________________________

     The Dreyfus Security Savings Bank, F.S.B. (the "Savings Bank"), which is an indirect subsidiary of the Corporation, is a Federally-chartered savings bank and a member of the Federal Deposit Insurance Corporation. The Savings Bank offers various bank products and services (including but not limited to, certificates of deposit, residential mortgage loans and secured personal loans) to investors in the mutual funds sponsored by the Corporation and to the general public. The Savings Bank maintains its principal office in Paramus, New Jersey, and has a branch office in San Francisco, California. It also has received conditional approval from the Office of Thrift Supervision to open additional branch offices in six other states.

     The Corporation has entered into a stock purchase agreement dated as of March 31, 1994 for the sale of Dreyfus Consumer Life Insurance Company to a third party for total consideration equalling approximately $10.2 million, subject to certain adjustments. The sale, which will be conditioned, among other things, on regulatory approval by the Connecticut insurance commissioner, is currently expected to occur on or about May 31, 1994. The sale is not expected to have a material impact on the Corporation's current or future results of operations.


FORM 10-Q
PAGE 20

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
(000's omitted except per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                --------------------------
                                                                 1994               1993
                                                                -------            -------
Basis for computation of earnings per
   common share and primary earnings
   per common share:

   Net Income                                    (1)            $25,423            $25,240

   Dividend equivalents and related
     interest on unexercised incentive
     stock options (net of taxes)                                    45                 45
                                                                -------            -------
   Net Income as adjusted                        (2)            $25,468            $25,285
                                                                =======            =======
Weighted average number of shares
   outstanding:

   Weighted average number of shares
     outstanding during the
     period                                      (3)             36,557             37,381

   Net effect of dilutive stock options-based
     on the treasury stock method using
     the average value                                              641                483
                                                                -------            -------

        Total                                    (4)             37,198             37,864
                                                                =======            =======


EARNINGS PER SHARE:

   No Dilution                           (1)/(3)=(5)              $0.70              $0.68
                                                                =======            =======

   Primary (a)                           (2)/(4)=(6)              $0.68              $0.67
                                                                =======            =======


    (Continued on following page)

FORM 10-Q
PAGE 21

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
(000's omitted except per share data)


                                                                  Three Months Ended
                                                                        March 31,
                                                                --------------------------

                                                                 1994               1993
                                                                -------            -------

Basis for computation of earnings per
   common share assuming full dilution:

   Net Income                                                   $25,423            $25,240

   Dividend equivalents and related
     interest on unexercised incentive
     stock options (net of taxes)                                    45                 45
                                                                -------            -------

   Net Income as adjusted                        (7)            $25,468            $25,285
                                                                =======            =======

Weighted average number of shares
   outstanding:

   Weighted average number of shares
     outstanding during the period                               36,557             37,381

   Net effect of dilutive stock options - based
     on the treasury stock method using the
     higher of the period end or average value                      661                485
                                                                -------            -------

        Total                                    (8)             37,218             37,866
                                                                =======            =======


   Fully Diluted Earnings Per
     Share (a):                          (7)/(8)=(9)              $0.68              $0.67
                                                                =======            =======


Note: (a) The earnings per share data shown on lines 6 and 9 above are not presented in the condensed consolidated statements of income included on page 5 of this report on
          Form 10-Q since the dilution from the earnings per share amounts presented in such statements is less than 3%.

FORM 10-Q
PAGE 22

PART II--OTHER INFORMATION



ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits

                (11) Computation of earnings per share - Exhibit I to Part I of this Report.

     (b)    Reports on Form 8-K.
               No reports on Form 8-K were filed covering events occurring during the first quarter of 1994.




FORM 10-Q
PAGE 23



                              SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  April 27, 1994           THE DREYFUS CORPORATION
       --------------           -----------------------
                                    (Registrant)





                                /s/ Daniel Maclean
                                ----------------------------------------------
                                Daniel Maclean
                                General Counsel and Vice President




Date:  April 27, 1994           /s/ Maurice Bendrihem
       --------------           ----------------------------------------------
                                Maurice Bendrihem
                                Controller and Chief Accounting Officer