Form 10-Q
period 1994-06-30
DREYFUS CORP
filed 1994-08-12
CIK 30163

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


(Mark One)
 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
___        SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended    June 30, 1994
                                  ______________________________________________

                                                 OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_____      SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to
                                   _________________    ________________________

                    Commission file number    1-5240
                                          _______________

                         THE DREYFUS CORPORATION
________________________________________________________________________________
         (Exact name of registrant as specified in its charter)


           New York                                  13-5673135
________________________________________________________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)



200 Park Avenue, New York, N.Y.                                   10166
________________________________________________________________________________
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code   (212) 922-6000
                                                   _____________________________

                            Not Applicable
________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    ________    ________

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $.10)                         36,559,078 shares
_____________________________                         _________________
           (Class)                               (Outstanding at July 29, 1994)




               THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES


                                                INDEX


                                                                           Page
                                                                           ____

PART I--FINANCIAL INFORMATION

 Item 1.  Financial Statements:

   Condensed Consolidated Balance Sheets--June 30, 1994
   (Unaudited) and December 31, 1993 . . . . . . . . . . . . . . . . . . . . 3

   Condensed Consolidated Statements of Income
   (Unaudited)--Three Months and Six Months Ended June 30, 1994 and
   June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

   Condensed Consolidated Statement of Changes in Stockholders' Equity
   (Unaudited)--Six Months Ended June 30, 1994 . . . . . . . . . . . . . . . 6

   Condensed Consolidated Statements of Cash Flows
   (Unaudited)--Six Months Ended June 30, 1994 and June 30, 1993 . . . . . . 7

   Notes to Condensed Consolidated Financial Statements
   (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . . 17

   Exhibit I -- Amended and Restated Agreement and Plan of Merger, dated as of December 5, 1993, by and among Mellon Bank
                Corporation, Mellon Bank, N.A., XYZ Sub Corporation and
                The Dreyfus Corporation . . . . . . . . . . . . . . . . . . 24

  Exhibit II -- Agreement and Release of Robert H. Schmidt. . . . . . . . . 94

 Exhibit III -- Computation of Earnings Per Share (Unaudited) . . . . . . . 98

PART II--OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .100

 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .101

PART I--ITEM 1.  FINANCIAL INFORMATION
THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000'S OMITTED)

                                                                      June 30,            December 31,
                                                                        1994                1993 (A)
                                                                      ----------          ------------
                                                                      (Unaudited)

ASSETS
Cash and cash equivalents - primarily shares
  of sponsored money market investment
  companies                                                             $154,698           $301,277

Receivables, including management, investment
  advisory and administrative fees
  of $20,356  in 1994 and $23,114 in 1993                                 80,583             50,114

Investments in marketable securities - Note 2                            481,179            331,731

Other investments - at cost  (fair value  - $78,731
  in 1994 and $175,862 in 1993)                                           82,484            133,923

Fixed assets - at cost, less accumulated depreciation
  and amortization of $43,395 in 1994 and $37,585
  in 1993                                                                 76,954             62,643

Other assets, including prepaid expenses and
  deferred charges of $49,200 in 1994 and $20,026
   in 1993 - Note 3                                                       58,393             34,900
                                                                        --------           --------

  Total Assets                                                          $934,291           $914,588
                                                                        ========           ========





THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(000'S OMITTED)
                                                                      June 30,            December 31,
                                                                        1994                1993  (A)
                                                                      --------            ------------
                                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Due to brokers and dealers                                              $4,126               $386
  Short positions in marketable equity  securities - Note 2                   -               7,915
  Banking customer deposits (fair value - $24,912 in
    1994 and $26,525 in 1993)                                             24,926             26,519
  Taxes, including Federal income taxes of $1,195
    in 1994                                                                8,291              4,318
  Accrued compensation and benefits                                       20,172             17,756
  Sundry liabilities and accrued expenses                                 27,439             33,105
                                                                       ---------          ---------
    Total Liabilities                                                     84,954             89,999
                                                                       ---------          ---------
Stockholders' Equity--Notes 2, 4 and 5:

  Common Stock - par value $.10 per share (50,000 shares
    authorized), shares issued - 44,973 in 1994 and 1993                   4,497              4,497
  Additional paid-in capital                                             279,707            279,576
  Retained earnings                                                      766,763            731,188
                                                                       ---------          ---------
                                                                       1,050,967          1,015,261
  Less:
    Treasury stock - at cost, 8,414 shares in 1994 and
      8,417 in 1993                                                      190,520            190,524
    Net unrealized loss on available for sale securities                  10,962                -
    Notes receivable for Common Stock issued                                 148                148
                                                                       ---------          ---------

    Total Stockholders' Equity                                           849,337            824,589
                                                                       ---------          ---------
Contingencies and other matters - Notes  5, 6 and 7

    Total Liabilities and Stockholders' Equity                          $934,291           $914,588
                                                                       =========          =========

See notes to condensed consolidated financial statements.

(A) The Condensed Consolidated Balance Sheet at December 31, 1993 has been summarized from the audited financial statements at that date.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(000'S OMITTED EXCEPT PER SHARE DATA)

                                                                     Three Months Ended                 Six Months Ended
                                                                         June 30,                           June 30,
                                                                ---------------------------         -------------------------
                                                                    1994              1993              1994            1993
                                                                    ----              ----              ----            ----
Revenues:
   Management, investment advisory
     and administrative fees (net)                                $70,663           $73,968          $142,311        $148,077
   Interest and dividends                                           7,022             6,236            12,604          12,385
   Underwriting  and  other fees (net)                              4,952             5,299            11,904          10,533
   Net gains on investment transactions--Note 2                     4,193             3,333            16,835           6,879
   Other (net)                                                      4,220             4,491             8,142           8,372
                                                                  -------           -------          --------        ---------
     Total Revenues                                                91,050            93,327           191,796         186,246
                                                                  -------           -------          --------        ---------


Expenses:

   Operating expenses                                              52,712            54,143           111,803         106,338
   Interest expense                                                   294               317               726             701
                                                                  -------           -------          --------        ---------
     Total Expenses                                                53,006            54,460           112,529         107,039
                                                                  -------           -------          --------        ---------
Income before income taxes                                         38,044            38,867            79,267          79,207

Provision for income taxes                                         14,000            14,100            29,800          29,200
                                                                  -------           -------          --------        ---------
     Net Income                                                   $24,044           $24,767           $49,467         $50,007
                                                                  =======           =======          ========        =========

Net Income per share of Common Stock                                $0.66             $0.68             $1.35           $1.35
                                                                  =======           =======          ========        =========
Cash dividends per share of Common
   Stock                                                            $0.19             $0.19             $0.38           $0.36
                                                                  =======           =======          ========        =========
Weighted average number of common
   shares outstanding during each
   period                                                          36,558            36,673            36,557          37,025
                                                                  =======           =======          ========        =========
See notes to condensed consolidated financial statements.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(000'S OMITTED)


                                                                                           Net             Notes
                                                                                        unrealized      receivable
                                                Additional                            gain/(loss) on    for Common      Total
                                    Common        paid-in     Retained     Treasury    available for       Stock    Stockholders'
                                     stock        capital     earnings       stock    sale securities     issued       Equity
                                    ------      ----------    --------     --------   ---------------   ----------  -------------
Balance at December 31, 1993        $4,497      $279,576     $731,188    ($190,524)          -             ($148)    $824,589

  Adjustment to beginning balance
    for effect of  change in
    accounting principle                                                                   3,972                        3,972

  Net Income                                                   49,467                                                  49,467

  Cash dividends on Common
    Stock                                                     (13,892)                                                (13,892)

  Increase (decrease) in net
    unrealized gain / (loss) on
    available for sale securities                                                        (14,934)                     (14,934)

  Issuance of Treasury stock                         115                         4                                        119

  Other                                               16                                                                   16
                                    ------      --------     --------    ----------     --------           ------    --------
Balance at June 30, 1994            $4,497      $279,707     $766,763    ($190,520)     ($10,962)          ($148)    $849,337
                                    ======      ========     ========    ==========     ========           ======    ========



See notes to condensed consolidated financial statements.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                                              Six Months Ended
                                                                                  June 30,
                                                                        ----------------------------
                                                                           1994               1993
                                                                           ----               ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $12,031            $31,103
                                                                        ---------          ---------
INVESTING ACTIVITIES

  Proceeds from maturities of held to maturity securities                 34,166                -
  Proceeds from sales of available for sale securities                   145,553                -
  Proceeds from sales and maturities of securities                            -             523,248
  Purchase of securities                                                     -             (402,430)
  Purchase of available for sale securities                             (317,179)               -
  Purchase of held to maturity securities                                (14,661)               -
  Acquisitions of fixed assets                                           (20,121)            (4,286)
  Sale of Insurance company subsidiary                                     5,926                 -
  Other investing activities                                              20,305            (26,678)
                                                                        ---------          ---------
    Net Cash Provided By (Used In) Investing Activities                 (146,011)            89,854
                                                                        ---------          ---------
FINANCING ACTIVITIES

  Dividends paid                                                         (13,892)           (13,346)
  Purchase of treasury stock                                                  -             (35,236)
  Decrease in banking customer deposits                                   (1,593)            (4,509)
  Other financing activities                                               2,886              1,933
                                                                        ---------          ---------
    Net Cash Used In Financing Activities                                (12,599)           (51,158)
                                                                        ---------          ---------
    Increase (Decrease) In Cash And Cash Equivalents                    (146,579)            69,799

  Cash and cash equivalents at beginning of year                         301,277            216,360
                                                                        ---------          ---------
    Cash And Cash Equivalents At End Of Period                          $154,698           $286,159
                                                                        =========          =========
Supplemental disclosure of cash flow information:

  Cash paid during the six months ended
    June 30, 1994 and 1993:

      Income taxes                                                       $28,909            $36,281
      Interest                                                               554                561

See notes to condensed consolidated financial statements.


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

    In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated financial position of the Corporation at June 30, 1994, the condensed consolidated results of its operations for the three months and six months ended June 30, 1994 and June 30, 1993, the condensed consolidated changes in Stockholders' Equity and the condensed consolidated cash flows for the six months ended June 30, 1994 and June 30, 1993.

    The condensed consolidated results of operations of the Corporation for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year. In evaluating the future operating results of the Corporation, several factors should be considered, including: inflation and interest rates, competition, the effects of the economy, the international situation, public attitude towards mutual funds, the securities market and government regulations.

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

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2--INVESTMENTS: - (continued)


    It is the Corporation's policy (pursuant to FAS No. 115), excluding Dreyfus Service Corporation ("Service Corporation"), to classify marketable debt or equity securities (consisting of long or short positions) into one of three portfolios: trading securities, held to maturity securities or available for sale securities. Securities are classified as trading securities and carried at fair value, with unrealized gains and losses included in earnings, when the intent is to hold the securities for the purpose of selling them in the near term, generally with the objective of generating profits on short-term market movements. Debt securities are classified as held to maturity securities and carried at amortized cost when management has the positive intent and ability to hold to maturity. Marketable debt and equity securities not classified as either trading or held to maturity securities are classified as available for sale securities and are carried at fair value. Aggregate net unrealized gains or losses on the available for sale securities portfolio are credited or charged to Stockholders' Equity (net of deferred income tax or deferred tax benefit). Net realized gains or losses resulting from the sale of investments are recorded on the identified cost basis and included in operations.

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

    The following table summarizes the carrying values of the Corporation's investments in marketable securities, by portfolio (000's omitted) at June 30, 1994:

         Trading securities. . . . . . . . . . . . . . . . . . . .  $      74

         Available for sale securities . . . . . . . . . . . . . .    364,082

         Held to maturity securities . . . . . . . . . . . . . . .    117,023
                                                                   __________

         Investments in marketable securities. . . . . . . . . . .   $481,179
                                                                   ==========

    Trading securities were carried at fair value at June 30, 1994. Realized and unrealized gains and losses on trading securities are included in Net gains on investment transactions. Aggregate net unrealized losses on such securities for the three months and six months ended June 30, 1994, amounted to $0.2 million and $2.3 million, respectively.

THE DREYFUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2--INVESTMENTS: - (continued)

    At June 30, 1994, the Corporation's available for sale portfolio had an aggregate net unrealized loss of $11 million (net of estimated deferred tax benefit of $5.9 million) which was charged to Stockholders' Equity. During the second quarter of 1994 the Corporation realized gross gains and losses of $9.5 million and $1.5 million, respectively, from the sales of securities classified as available for sale. Such gross realized gains and losses amounted to $12.5 million and $2.8 million, respectively, for the six months ended June 30, 1994. Aggregate net unrealized losses on the available for sale portfolio amounted to $8.4 million at July 29, 1994 (net of estimated deferred tax benefit of $4.5).

    The following tables summarize contractual maturities and gross unrealized gains and losses for the available for sale and held to maturity securities portfolios:


Contractual Maturities at June 30, 1994 (000's omitted):

                                     Debt securities available for sale   ||   Held to maturity securities
                                     _____________________________________||______________________________
                                                                          ||
                                     Book Value       Fair Value          ||   Book Value    Fair Value
                                     __________       __________          ||   __________    __________
                                                                          ||
Within 1 Year. . . . . . . . . . .     $  2,000         $  2,010          ||     $ 55,850      $ 55,951
                                                                          ||
After 1 through 5 Years. . . . . .      167,342          160,164          ||       33,215        33,568
                                                                          ||
After 5 through 10 Years . . . . .       29,421           26,980          ||       24,361        24,147
                                                                          ||
After 10 Years . . . . . . . . . .            -                -          ||        3,597         3,546
                                      _________         ________          ||     ________      ________
                                                                          ||
       Totals. . . . . . . . . . .     $198,763         $189,154          ||     $117,023      $117,212
                                      =========         ========          ||     ========      ========




Gross unrealized gains and losses at June 30, 1994 (000's omitted):

                                 Available for sale securities     ||      Held to maturity securities
                           ________________________________________||_____________________________________
                            Cost       Gross unrealized |   Fair   || Amortized Gross unrealized |  Fair
                                       ________________ |          ||           ________________ |
                           (Proceeds)  Gains   Losses   |  Value   ||  Cost     Gains    Losses  |  Value
                           __________  _____   ______   |  _____   || _________ _____    ______  |  ______
                                                        |          ||                            |
U.S. Treasury & Agency. .  $196,763   $    -   ($9,619) | $187,144 ||  $ 13,165  $  13   ($256)  | $ 12,922
Obligations of States and                               |          ||                            |
  Political Subdivisions.         -        -         -  |        - ||   102,833    668    (243)  |  103,258
Other Debt Securities . .     2,000       10         -  |    2,010 ||     1,025      7       -   |    1,032
                           ________   ______  _________ | ________ ||  ________  _____   ______  | ________
Total Debt Securities . .   198,763       10    (9,619) |  189,154 ||   117,023    688    (499)  |  117,212
Equity Securities . . . .   182,183    2,098    (9,353) |  174,928 ||         -      -       -   |        -
                           ________   ______  _________ | ________ ||  ________  _____   ______  | ________
Total Debt and Equity                                   |          ||                            |
  Securities. . . . . . .  $380,946   $2,108  ($18,972) | $364,082 ||  $117,023  $ 688   ($499)  | $117,212
                           ========   ======  ========= | ======== ||  ========  =====   ======  | ========


THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2--INVESTMENTS: - (continued)


    For the three months and six months ended June 30, 1993, the Corporation recorded a charge to operations of $9 million and $14.9 million, respectively, in connection with "other than temporary" declines in the value of the Corporation's investment portfolios. There were no "other than temporary" declines in the value of the Corporation's investment portfolios charged to operations for the three months and six months ended June 30, 1994.

    The Corporation is a party to financial instruments with off-balance sheet risk. These financial instruments include futures contracts, forward contracts and options written. The Corporation enters into these transactions as part of its trading activities, as well as to reduce its own exposure to market risk in connection with its positions in certain sponsored index funds.

    Off-balance sheet financial instruments involve varying degrees of market and credit risk that exceed the amounts recognized on the balance sheet. Market risk arises from changes in the market value of contractual positions due to movements in underlying securities or indices. Credit risk relates to the ability of the Corporation's counter-party to meet its settlement obligations under the contract and generally is limited to the estimated aggregate replacement cost of those contracts in a gain position and was not material at June 30, 1994. The estimated fair values for such financial instruments at June 30, 1994 are summarized below (000's omitted):

                                                                Contract or
                                                                 Notional        Fair
                                                                 Principal     Value of
                                                                  Amount       Contracts
                                                                ___________    _________

Long Positions:

 U.S. Treasury Futures Contracts, Sept. 1994. . . . . . . . .      $82,398      ($1,423)
 Foreign Government Futures Contracts, Sept. 1994 . . . . . .       29,922         (231)

Short Positions:

 Japanese Yen Forward Contracts, July 1994. . . . . . . . . .      $10,907        ($587)
 S&P Index Options, Sept. 1994. . . . . . . . . . . . . . . .           62          (12)
 Options on U.S. Treasury Futures Contracts, Sept. 1994                 25           19


THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3--DEFERRED SALES COMMISSIONS:

    The Corporation offers certain funds with multiple classes of shares. These funds offer Class A shares, which are sold with a sales charge imposed at the time of purchase, and Class B shares which are subject to a contingent deferred sales charge ("CDSC") imposed on redemptions made within a specified period of time. Approximately six years after the date of purchase, Class B shares automatically convert to Class A shares. The CDSC rate imposed on redemptions are based on the following investment aging period:

                                          CDSC rate imposed on redemptions
                                          ________________________________
                                          Funds with          Funds with
                                          a maximum           a maximum
    Year since purchase:                  charge of 4%        charge of 3%
    ____________________                  ____________        ____________
         Within 2 years                      4%                   3%
         After 2 through 4 years             3%                   2%
         5 years                             2%                   1%
         6 years                             1%                   0%


  Class B shares are also subject to an annual distribution fee payable to Service Corporation pursuant to a distribution plan adopted in accordance with Rule 12b-1 under the Investment Company Act of 1940 ("Rule 12b-1 plan"). Sales commissions paid by Service Corporation to broker/dealers for selling Class B shares are capitalized by Service Corporation and amortized to operations over six years. This amortization period approximates the period of time during which sales commissions paid to broker/dealers are expected to be recovered from the funds through the payments made pursuant to the funds' Rule 12b-1 Plans. Contingent deferred sales charges, when received by Service Corporation, reduce unamortized deferred sales commissions.

  At June 30, 1994, deferred sales commissions, included in "Other assets", amounted to $18.8 million (net of accumulated amortization of $2.8 million). Amortization of deferred sales commissions (included in "Underwriting and other fees") for the three months ended June 30, 1994 and June 30, 1993 amounted to $0.8 million and $0.2 million, respectively. Amortization of deferred sales commissions for the six months ended June 30, 1994 and June 30, 1993 amounted to $1.6 million and $0.3 million, respectively.

    Service Corporation assesses the recoverability of deferred sales commissions by comparing the balance of such deferred sales commissions to the fee that would be received if all investors redeemed their shares. At June 30, 1994, the fee that would be received if all investors redeemed their shares ($24.3 million) exceeded the deferred sales commissions ($18.8 million) by $5.5 million. This excess is primarily related to sales placed directly through Service Corporation for which no deferred sales commissions were paid.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4--STOCKHOLDERS' EQUITY:

  At June 30, 1994, Additional paid-in capital and Retained earnings were not available for payment of dividends to the extent of approximately $204.8 million, substantially representing the cost of treasury stock and required capital for the Corporation's regulated subsidiaries.

  Pursuant to an Amended and Restated Agreement and Plan of Merger (see
Note 6), the Corporation may not declare dividends, other than the regular quarterly dividend of $.19 per share and may not purchase any additional treasury shares.

  On July 13, 1994, the Board of Directors of the Corporation declared a third quarter dividend of $.19 per share, payable on August 10, 1994 to stockholders of record at the close of business on August 1, 1994.

NOTE 5--INCENTIVE STOCK OPTION PLAN:

  A full description of the Incentive Stock Option Plan (the "Plan") is
contained in the Corporation's 1993 Annual Report on Form 10-K.    The
Plan expired in 1992, and no new Options may be granted under the Plan, although any existing unexercised Options will continue in accordance with their respective terms. Book Value Shares must be acquired from and sold back to the Corporation at the book value (as defined in the Plan) of the Corporation's Common Stock. If the Corporation had been obligated to repurchase the shares issued and outstanding under the Plan and also the shares related to exercisable Options under the Plan at June 30, 1994, the net amount payable would have been approximately $3.6 million.

NOTE 6--MERGER WITH MELLON BANK CORPORATION:

  The Corporation has entered into an Amended and Restated Agreement and Plan of Merger, dated as of December 5, 1993 (the "Merger Agreement") providing for the merger of the Corporation with a subsidiary of Mellon Bank Corporation ("Mellon"). Under the terms of the agreement, the Corporation's stockholders will be entitled to receive 0.88017 shares of Mellon Common Stock for each share of the Corporation's Common Stock, in a tax-free exchange. Following the merger, it is planned that the Corporation will be a direct subsidiary of Mellon Bank, N.A. Closing of the merger is subject to a number of contingencies, including the receipt of certain regulatory approvals, the approvals of the stockholders of the Corporation and Mellon, and certain approvals of the Boards of Directors and shareholders of the mutual funds managed, administered or advised by the Corporation. The merger is expected to occur in August 1994, but could occur later. The Merger Agreement provides for the Corporation to pay Mellon $50 million should the Corporation, among other matters, engage in certain business combination transactions specified in the agreement, with any person other than Mellon, or under certain other defined circumstances. Costs incurred in connection with the merger, including payments related to the Contingent Benefit Plan, will be charged against operations of the merged entities. A description of the Contingent Benefit Plan is contained in the Corporation's 1993 Annual Report on Form 10-K.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7--LITIGATION:

A) Class Actions
   _____________

  Subsequent to the announcement of the proposed merger with Mellon (see
Note 6), stockholders of the Corporation commenced six purported class action suits in the Supreme Court of the State of New York, County of New York, naming the Corporation, Mellon and the individual directors of the Corporation as defendants, with respect to the transactions contemplated by the Merger Agreement with Mellon. The Corporation believes that these complaints lack merit and intends to defend them vigorously.

B) SEC Application
   _______________

  On December 22, 1993, six stockholders of mutual funds of which the Corporation is the adviser ("Dreyfus-managed mutual funds") filed an application with the Securities and Exchange Commission (the "SEC") for a statutory determination that the "non-interested" directors of the individual Dreyfus-managed mutual funds are "interested" directors within the meaning of the Investment Company Act of 1940 (the "1940 Act"), thereby prohibiting them from voting on each of the fund's advisory contracts and other related matters in connection with the merger with Mellon (the "Application"). The non-interested directors opposed the Application. By letter dated April 1, 1994, the SEC advised counsel for the applicants that the SEC had determined not to conduct the proceeding requested by the applicants.

  On April 25, 1994, applicants filed a "Petition for Modification of Order of U.S. Securities and Exchange Commission" with the United States Court of Appeals for the District of Columbia Circuit. The petition seeks "modification" of the SEC's April 1, 1994 "Order" denying applicants' request for a hearing. Applicants also filed a motion for an expedited appeal, which the SEC has opposed. On June 10, 1994, the SEC filed a motion to dismiss the petition on the ground that applicants have no right under the 1940 Act or otherwise to compel the SEC to initiate a proceeding under Section 2(a)(19) of the 1940 Act, and accordingly the SEC's determination is not subject to judicial review.

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

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7--LITIGATION: -- (continued)

C) Other Action -- (continued)
   ____________

  In the complaint, the plaintiffs allege, among other things, that the Corporation and Service Corporation violated their fiduciary duties by receiving pecuniary benefits from the sale of their "trust offices" in connection with the Merger (see Note 6). The plaintiffs further allege that the Corporation and Service Corporation breached their respective fiduciary duties by charging the Dreyfus Family of Funds excessive fees of at least $55 million, in order to maximize profits earned from the sale of the "trust offices," and by acting solely to maximize their own profits through the proposed sale of the "trust offices" to Mellon, in violation of Section 15(f) of the 1940 Act. Finally, the plaintiffs allege that the Merger will impose an "unfair burden" on the Dreyfus Family of Funds. On April 12, 1994, the defendants and nominal defendants removed the action to the United States District Court for the Eastern District of New York.

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

  On June 20, 1994 the same two shareholders of Dreyfus Liquid Assets and Dreyfus Growth filed another complaint in the United States District Court for the Eastern District of New York, naming the Corporation, Mr. Stein, Mr. DiMartino and Dreyfus Liquid Assets and Dreyfus Growth, "individually and on behalf of the Dreyfus Family of Funds, an unincorporated association, and its members," as defendants. The complaint was brought as a class action on behalf of plaintiffs and other shareholders in the Dreyfus Family of Funds.

  In their complaint, as amended, plaintiffs allege, among other things, that the proxy statements which defendants disseminated to all shareholders of the Corporation's mutual funds, in order to obtain the necessary approvals for new investment advisory contracts with the Corporation as a wholly-owned subsidiary of Mellon, violate Section 20(a) of the 1940 Act because they contain omissions or misrepresentations concerning (1) the effect of the Merger on regulatory oversight of each fund's investment advisor; and (2) the independence of the boards of directors recommending the new investment advisory contracts and being proposed for re-election to the various boards. In addition, plaintiffs allege that through approving, permitting and acquiescing in these alleged material omissions or misrepresentations, defendants the Corporation, Stein and DiMartino breached their fiduciary duties owed to the Corporation's mutual funds and their shareholders under Section 36(a) and
Section 36(b) of the 1940 Act.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7--LITIGATION: -- (continued)

C) Other Action -- (continued)
   ____________

  The complaint sought to enjoin the meetings of shareholders of the Corporation's funds (scheduled for the first week of August 1994) at which votes were held, among other things, to approve new investment advisory agreements between the respective funds and the Corporation. In the alternative, the complaint seeks rescission or damages if the vote is completed and the Merger is consummated.

  Plaintiffs moved for a preliminary injunction, seeking to enjoin the meetings of shareholders of the Corporation's funds scheduled for the first week of August 1994, pending corrective disclosures. Following expedited discovery and a hearing, the Court (Sifton, J.), by order dated July 29, 1994, denied plaintiffs' motion. In a 33 page Memorandum and Order, the Court ruled that plaintiffs had failed to demonstrate irreparable harm or a likelihood of success on the merits.

  The Corporation believes that the complaint lacks merit and intends to defend the suit vigorously.

PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Financial Condition, Liquidity and Capital Resources
____________________________________________________

  Receivables increased $30.5 million during 1994 as compared to December 31, 1993, primarily related to the sale of investments ($17.6 million), income accrued pursuant to a noncompetition agreement ($4 million) and accrued interest receivable ($3.2 million).

  Other investments decreased $51.4 million during 1994 as compared to December 31, 1993, primarily attributable to the reduction of certain investments in limited partnerships.

  Prepaid expenses and deferred charges, included in Other assets, increased $29.2 million in 1994 as compared to December 31, 1993. This is primarily attributable to an increase in prepaid advertising expenses ($11.6 million), deferred income taxes ($7.8) ( see Note 2 to condensed consolidated financial statements) and deferred sales commissions ($7.5 million) (see Note 3 to condensed consolidated financial statements).

  For the six months ended June 30, 1994, the Stockholders' Equity of the Corporation increased from $824.6 million to $849.3 million, primarily attributable to earnings applicable to investment management services net of dividends paid to stockholders, and an aggregate net unrealized loss on the available for sale securities portfolio (see Note 2 to the condensed consolidated financial statements).

  The Corporation has generally maintained a substantial degree of liquidity and believes that cash and cash flow from operations are adequate to meet current and potential business operating needs. In addition to the liquidity provided by cash and cash equivalents of $154.7 million at June 30, 1994, the Corporation maintains a significant investment in marketable securities. The resources of the Corporation have been utilized to sponsor, promote and market shares of the Dreyfus Group of Mutual Funds and to sponsor and promote new business activities.

  At June 30, 1994, the Corporation had investments in marketable securities and certain other investments, consisting of limited partnerships engaged in securities trading, with an aggregate cost and fair value of $572 million and $550.6 million, respectively. In determining the appropriate carrying amounts of these investments, the Corporation considered whether any declines in market value below carrying values were "other than temporary" (see Note 2 to condensed consolidated financial statements).

PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (continued)


Assets Managed, Advised or Administered
_______________________________________

  The following table sets forth certain information with respect to net assets managed, advised or administered by the Corporation by fund category, at the dates shown (in billions):


                                                June 30,        December 31,
                                                   1994             1993
                                                ________        ____________

Taxable money market funds . . . . . . . .         $27.0              $31.2

Tax-exempt bond funds. . . . . . . . . . .          19.0               21.3

Equity funds . . . . . . . . . . . . . . .           8.2                8.3

Tax-exempt money market funds. . . . . . .           8.0                7.6

Fixed income funds . . . . . . . . . . . .           4.3                4.8

Funds jointly advised/administered . . . .           3.2                3.2

Separately advised accounts. . . . . . . .           1.1                1.2
                                                   _____              _____

  Total. . . . . . . . . . . . . . . . . .         $70.8              $77.6
                                                   =====              =====


Results of Operations
_____________________

                                                      Three Months Ended           Six Months Ended
                                                          June 30,                     June 30,
                                                          ________                     ________

                                                      1994          1993           1994         1993
                                                      ____          ____           ____         ____
Management, investment advisory and
   administrative fees, net of fees
   waived*. . . . . . . . . . . . . . . . . . . .   $71,561        $76,317       $144,735      $152,842
   Less:  Fund expense reimbursements . . . . . .      (898)        (2,349)        (2,424)       (4,765)
                                                    _______        _______       ________      ________
Management, investment advisory and
   administrative fees (net). . . . . . . . . . .   $70,663        $73,968       $142,311      $148,077
                                                    =======        =======       ========      ========
* Amount of fees waived . . . . . . . . . . . . .   $10,199        $12,054       $ 22,749      $ 23,996
                                                    =======        =======       ========      ========
Management, investment advisory and
   administrative fees, by fund category (net):

   Tax-exempt bond funds. . . . . . . . . . . . .   $25,692        $24,487       $ 52,554      $ 47,485
   Taxable money market funds . . . . . . . . . .    20,892         26,989         41,587        56,352
   Equity funds . . . . . . . . . . . . . . . . .    12,406         10,858         24,881        20,907
   Fixed income funds . . . . . . . . . . . . . .     5,046          4,752         10,303         9,133
   Tax-exempt money market funds. . . . . . . . .     4,960          4,507          9,721         9,199
   Separately advised accounts. . . . . . . . . .       877          1,305          1,724         2,625
   Funds jointly advised/
     administered . . . . . . . . . . . . . . . .       790          1,070          1,541         2,376
                                                    _______        _______       ________      ________

     Total. . . . . . . . . . . . . . . . . . . .   $70,663        $73,968       $142,311      $148,077
                                                    =======        =======       ========      ========


PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (continued)

    Revenues of the Corporation are primarily fees from mutual funds sponsored by the Corporation. These fees are at various rates and are based on the average net assets of each respective fund. The decrease in Management, investment advisory and administrative fees between respective periods, as shown in the preceding table, was principally due to a decrease in the average net assets of sponsored taxable money market funds between the periods. The decline in average net assets of sponsored taxable money market funds was partially offset by an increase in assets under management in other sponsored funds. Management fee rates charged to money market funds are generally lower than the rates charged to other sponsored funds.

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

  The recent increase in interest rates during the first quarter of 1994 had a positive impact on the yield of the Corporation's own investments in money market securities, while at the same time reducing the value of the Corporation's investments in most Treasury, corporate and municipal debt securities. Changes in interest rates impact the yields and net asset values of funds managed by the Corporation. Rising interest rates increase the yields of money market, tax exempt bond and fixed income funds. Conversely, rising interest rates adversely affect the net asset value of tax exempt bond and other fixed income funds and may slow growth or cause declines in these funds and/or equity funds. Since management fees are based on net asset values of the managed funds, lower net asset values described above would result in lower management fees earned by the Corporation. It should be noted that changes in interest rates may also impact the inflow of new investments to existing mutual fund accounts. A change in the mix of funds managed by the Corporation also affects the management fees earned by the Corporation, since management fees charged to tax exempt bond, fixed income funds and equity funds are generally higher than money market funds (See Management's discussion and analysis of financial condition and results of operations on pages 19 and 21). The Corporation is unable to predict or estimate the effect of changes in interest rates on the Corporation's future results of operations or on the attractiveness of the mutual funds it offers to the investing public.

Second Quarter 1994 Compared to the Second Quarter 1993
_______________________________________________________

    The average net assets of sponsored funds decreased $10.7 billion from an average of $78.6 billion during the second quarter of 1993 to an average of $67.9 billion during the second quarter of 1994. This decrease resulted principally from the decline in the average net assets of sponsored taxable money market funds ($12.1 billion) which was partially offset by an increase in the average net assets of sponsored equity funds ($1.1 billion).

    Management fees waived decreased $1.9 million during the second quarter of 1994 as compared to the similar period in 1993, primarily attributable to certain sponsored taxable money market funds.

    Fund expense reimbursements (netted against management fee revenues) decreased $1.4 million during the second quarter of 1994 as compared to the second quarter of 1993, primarily applicable to certain tax exempt bond, taxable money market and fixed income funds.

    Interest and dividends increased from $6.2 million during the second quarter of 1993 to $7 million during the second quarter of 1994, primarily as a result of additional amounts invested in higher yielding marketable securities and cash equivalents.

PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (continued)

Second Quarter 1994 Compared to the Second Quarter 1993 - (continued)
_____________________________________________________________________

    Underwriting and other fees decreased from $5.3 million during the second quarter of 1993 to $5 million during the similar period in 1994, primarily due to a decrease in underwriting commissions ($2 million), resulting from a decrease in the sale of funds sold with an up-front sales charge which were substantially offset by an increase in fees earned in connection with variable annuity products ($2 million).

    For the second quarter of 1994 the Corporation recorded aggregate net realized gains/(losses) from the sale or liquidation of the following investments: $8 million from the available for sale portfolio, ($0.4 million) from the liquidation of certain investments in limited partnerships (included in "Other investments") accounted for at cost and ($1.3 million ) from trading activities in derivative investments with off-balance sheet risk. These net gains were offset by aggregate net unrealized losses of $1.9 million and $0.2 million, in connection with trading activities in derivative investments with off-balance sheet risk
and the Corporation's trading portfolio, respectively.   For the second
quarter of 1993 the Corporation recorded aggregate net realized gains of $9.6 million from the liquidation of certain investments in limited partnerships accounted for at cost and $3.5 million from the sale of marketable securities (including derivative investments with off-balance sheet risk). These realized gains were offset by a charge during the second quarter of 1993 of $9.9 million for "other than temporary declines" in the value of the Corporation's investment portfolios.

    Operating expenses decreased during the second quarter of 1994 as compared to the corresponding period in 1993, primarily attributable to a decrease in advertising ($3.7 million) and salaries and employee benefits ($0.4 million). These decreases were partially offset by increases in consulting fees ($1.1 million) and data processing fees ($0.8 million).

    The increase in the Corporation's effective tax rate from 36.3% in the second quarter of 1993 to 36.8% in the second quarter of 1994, was primarily due to an increase in the Federal statutory rate from 34% to 35% retroactive to the beginning of 1993, effective July 1, 1993 and a decrease in the proportion of tax-exempt interest and dividend income to total pre-tax income. These increases were partially offset by a decrease in State and local income taxes resulting from an increase in the proportion of investment income to pre-tax income.

Six months ended June 30, 1994 as compared to the six months ended June
_______________________________________________________________________
30, 1993.
_________

    The average net assets of sponsored funds decreased $9.5 billion from an average of $80.2 billion during the first half of 1993 to an average of $70.7 billion during the first half of 1994. This decrease is attributable to the decline in the average net assets of sponsored taxable money market funds ($12.6 billion) which was partially offset by an increase in the average net assets of sponsored equity funds ($1.3 billion) and tax exempt bond funds ($1 billion).

    Management fees waived decreased $1.2 million during the first half of 1994 as compared to the similar period in 1993, primarily attributable to certain sponsored tax exempt bond and taxable money market funds ($1.4 million each) which was partially offset by an increase in management fee waivers on certain tax exempt money market funds ($1.2 million).

    Fund expense reimbursements (netted against management fee revenues) decreased $2.3 million during the first half of 1994 as compared to the first half of 1993, primarily applicable to certain tax exempt bond ($0.8 million), taxable money market ($0.7 million), tax exempt money market ($0.5 million) and fixed income funds ($0.4 million).

PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (continued)

Six Months Ended June 30, 1994 Compared to the Six Months Ended June 30,
________________________________________________________________________
1993 - (continued)
__________________

    Underwriting and other fees increased from $10.5 million during the first half of 1993 to $11.9 million during the corresponding period in 1994, primarily due to an increase in fees earned in connection with variable annuity products ($3.5 million) and an increase in the amount of service fees retained under various service plans adopted pursuant to Rule 12b-1 under the Investment Company Act of 1940 ($2.7 million). These increases were partially offset by a decrease in underwriting commissions ($3.6 million), resulting from a decrease in the sale of funds sold with an up-front sales charge and an increase in the amortization of deferred sales commissions ($1.3 million) paid to broker dealers in connection with the sale of funds sold with a contingent deferred sales charge (see Note 3 to the condensed consolidated financial statements).

    For the first half of 1994 the Corporation recorded aggregate net realized gains/(losses) from the sale or liquidation of the following investments: $9.7 million from the available for sale portfolio, $0.4 million from the trading portfolio, $13.2 million from the liquidation of certain investments in limited partnerships accounted for at cost and ($1.6 million ) from trading activities in derivative investments with off-balance sheet risk. These net gains were offset by aggregate net unrealized losses of $2.5 million and $2.3 million, in connection with trading activities in derivative investments with off-balance sheet risk
and the Corporation's trading portfolio, respectively.   For the first
half of 1993 the Corporation recorded aggregate net realized gains of $9.6 million from the liquidation of certain investments in limited partnerships accounted for at cost and $12.8 million from the sale of marketable securities (including derivatives investments with off-balance sheet risk). These realized gains were offset by a charge during the first half of 1993 of $14.9 million for "other than temporary declines" in the value of the Corporation's investment portfolios and aggregate net unrealized losses of $0.6 million from the Corporation's trading activities.

    Operating expenses increased $5.5 million during the first half of 1994 as compared to the first half of 1993, primarily attributable to an increase in salaries and employee benefits ($3.2 million), occupancy and communication costs ($1.6 million) and consulting and data processing fees (of $1.4 million each). These increases were partially offset by a decrease in reimbursements from certain sponsored investments companies for shareholder servicing costs incurred by the Corporation ($1.4 million).

    The increase in the Corporation's effective tax rate from 36.9% in the first half of 1993 to 37.6% in the comparable period in 1994, was primarily due to an increase in the Federal statutory rate from 34% to 35% retroactive to the beginning of 1993, effective July 1, 1993 and a decrease in the proportion of tax-exempt interest and dividend income to total pre-tax income. These increases were partially offset by a decrease in state and local income taxes resulting from an increase in the proportion of investment income to pre-tax income.

PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (continued)

Matters Relating to Competition
_______________________________

    The mutual fund industry has grown dramatically over the past several years and is highly competitive. Total assets managed by the industry grew from approximately $810 billion at December 31, 1988 to over $2.1 trillion at May 31, 1994. There are presently almost 600 mutual fund management companies in the United States, managing over 4,800 mutual funds of varying sizes and investment policies. The Corporation and the mutual fund industry are in competition with insurance companies, banking organizations, securities dealers and other financial institutions that provide investors with competing mutual funds and alternatives to mutual funds. This competition has increased over the past several years, in part, as a result of a number of rulings and interpretations issued by Federal bank regulatory agencies that have expanded significantly the range of mutual fund activities in which banks and bank holding companies may engage. Competition is based upon investment performance in terms of attaining the stated objectives of particular funds, advertising and sales promotional efforts, available distribution channels (such as banks and broker dealers) and the type and quality of services offered to investors.

Recent Mutual Fund Developments
_______________________________

    In the second quarter of 1994, the Growth and Income portfolio and International Equity portfolio of Dreyfus Variable Investment Fund commenced operations. The Growth and Income portfolio's goal is to provide long-term capital growth, current income and growth of income, consistent with reasonable investment risk; the International Equity portfolio's goal is to maximize capital appreciation. The fund, which consists of eight separate portfolios, was designed as a funding vehicle for variable annuity contracts and variable life insurance policies offered by the separate accounts of various life insurance companies.

    During the second quarter, two new portfolios, a Colorado portfolio and an Oregon portfolio were added to the thirteen pre-existing portfolios of Premier State Municipal Bond Fund. Each portfolio seeks to achieve the fund's investment objective of maximization of current income exempt from Federal and, where applicable, from state income taxes, without undue risk by investing in municipal obligations primarily issued in the state for which it is named, and believed to be exempt from Federal income taxes and, where applicable, from the state's income taxes.

    Also during the second quarter, five new portfolios, consisting of a National, Connecticut, Florida, New Jersey and New York portfolio, were added to the pre-existing California portfolio of Premier Insured Municipal Bond Fund. Each portfolio seeks to achieve the fund's goal of maximization of current income exempt from Federal and, where applicable, from state personal income taxes to the extent consistent with the preservation of capital by investing primarily in municipal obligations that are believed to be exempt from Federal income taxes and that are insured as to timely payment of principal and interest by recognized insurers of municipal obligations. In addition, the Connecticut, Florida, New Jersey and New York portfolios invest in municipal obligations primarily issued by issuers in the state for which it is named, and believed to be exempt from Federal income taxes and, where applicable, from the state's personal income taxes.

    The Corporation is continuing to consider the development of additional funds to serve the diverse investment interests of various segments of the public.

PART I--ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- (continued)

Consumer Financial Services
___________________________

    The Dreyfus Security Savings Bank, F.S.B. (the "Savings Bank"), which is an indirect subsidiary of the Corporation, is a Federally-chartered savings bank and a member of the Federal Deposit Insurance Corporation. The Savings Bank offers various bank products and services (including but not limited to, certificates of deposit, residential mortgage loans and secured personal loans) to investors in the mutual funds managed, advised or administered by the Corporation and to the general public. The Savings Bank maintains its principal office in Paramus, New Jersey, and has a branch office in San Francisco, California. It also has received conditional approval from the Office of Thrift Supervision to open additional branch offices in six other states.

    As of May 31, 1994, the Corporation sold Dreyfus Consumer Life Insurance Company ("Dreyfus Consumer Life") to a third party for total consideration equalling approximately $10.2 million. This transaction, which resulted in a gain of $0.5 million, had no material impact on the results of operations or the consolidated financial position of the Corporation. The results of operations of Dreyfus Consumer Life were not material to the condensed consolidated results of operations for any of the periods presented.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation. (including Affiliate Agreement Exhibit 5.04)



- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                        AMENDED AND RESTATED AGREEMENT
                              AND PLAN OF MERGER

                         dated as of December 5, 1993

                                 by and among

                           MELLON BANK CORPORATION

                              MELLON BANK, N.A.

                             XYZ SUB CORPORATION

                                     and

                           THE DREYFUS CORPORATION

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------
                                  -24-

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


     AMENDED AND RESTATED AGREEMENT AND PLAN OF MERGER, dated as of the 5th day of December 1993 (this "Agreement"), by and among Mellon Bank Corporation ("Mellon"), Mellon Bank, N.A. ("Mellon Bank"), XYZ Sub Corporation ("Merger Subsidiary") and The Dreyfus Corporation ("Dreyfus").

                                  RECITALS:

     A. Dreyfus. Dreyfus is a corporation duly organized and existing in good standing under the laws of the State of New York, with its principal executive offices located in New York, New York. Dreyfus was originally formed under the name "John G. Nesbett & Co., Inc." As of the date hereof, Dreyfus has 50,000,000 authorized shares of common stock, each of $0.10 par value ("Dreyfus Common Stock"), of which, as of October 29, 1993, no more than 36,550,828 shares were issued and outstanding (no other class of capital stock being authorized). Since October 29, 1993 Dreyfus has not issued any shares of Dreyfus Common Stock except pursuant to the exercise of options outstanding on such date under its employee stock option plans. All the issued and outstanding shares of Dreyfus Common Stock are duly and validly authorized and issued, are fully paid and have not been issued in violation of any preemptive rights. Dreyfus and its wholly-owned subsidiary, Dreyfus Management, Inc., are duly registered as investment advisers under the Investment Advisers Act of 1940, as amended (together with the rules and regulations thereunder, the "Investment Advisers Act") and all applicable state investment advisory laws. Dreyfus Service Corp., a wholly-owned subsidiary of Dreyfus, is duly registered as a broker/dealer under the Securities Exchange Act of 1934, as amended (together with the rules and regulations thereunder, the "Exchange Act"), and all applicable state broker/dealer laws and is in good standing with the National Association of Securities Dealers, Inc. (the "NASD").

     B. Mellon. Mellon is a corporation duly organized and existing in good standing under the laws of the Commonwealth of Pennsylvania, with its principal executive offices located in Pittsburgh, Pennsylvania. As of the date hereof, Mellon has 200,000,000 authorized shares of Common Stock, each of $.50 par value (together, with the Rights attached thereto, "Mellon Common Stock"), the authorized shares of preferred stock ("Mellon Preferred Stock") listed in the Mellon Disclosure Letter as hereinafter defined (no other class of capital stock being authorized), of which no more than 63,843,202 shares of Mellon Common Stock and the shares of Mellon Preferred Stock listed in the Mellon Disclosure Letter as hereinafter defined, were issued and outstanding as of September 30, 1993. All the issued and outstanding shares of Mellon Common Stock and the shares of Mellon Common Stock to be issued hereunder are and will be duly and validly authorized and issued, are and will be fully paid and nonassessable and have not been and will not be issued in violation of any preemptive rights. Merger Subsidiary has 100 shares, $.01

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)



par value per share, of authorized Common Stock, of which 100 shares are issued and outstanding and held by Mellon Bank.

     C. Mellon Bank. Mellon Bank is a national banking association duly organized and existing under the laws of the United States of America. Mellon Bank is a wholly owned subsidiary of Mellon.

     D. Merger Subsidiary. Merger Subsidiary is a corporation duly organized and existing in good standing under the laws of New York. Merger Subsidiary is a wholly owned subsidiary of Mellon Bank.

     E. The Funds. As of the date hereof, Dreyfus and certain of the subsidiaries of Dreyfus provide investment advisory, administrative and/or distribution services to each of the Investment Companies (as hereinafter defined) identified in the Dreyfus Disclosure Letter as hereinafter defined (collectively, the "Funds" and each, individually, a "Fund").

     F. Intention of the Parties. It is the intention of the parties that the transactions contemplated hereby shall qualify as: (1) a "pooling of interests" under generally accepted accounting principles; and (2) a tax free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code"), and that this Agreement constitute a "plan of reorganization" within the meaning of Section 368 of the Code.

     G. Rights, Etc. Except as set forth in the Dreyfus Disclosure Letter as hereinafter defined, there are no shares of Dreyfus Common Stock authorized and reserved for issuance, and Dreyfus does not have any Rights (as defined below) issued or outstanding, except pursuant to this Agreement. The term "Rights" means securities or obligations convertible into or exchangeable for, or giving any person any right to subscribe for or acquire, or any options, calls, obligations or commitments relating to, shares of capital stock or Rights.

     H. Rights, Etc. Except as set forth in the Mellon Disclosure Letter as hereinafter defined, there are no shares of Mellon Common Stock authorized and reserved for issuance, and Mellon does not have any Rights (as defined below) issued or outstanding, except pursuant to this Agreement.

     I. Approvals. The Board of Directors of each of Dreyfus, Mellon, Mellon Bank and Mellon Bank Subsidiary has approved and adopted, at meetings of each of such Boards of Directors, this Agreement and has authorized the execution hereof.

     J. Amendment. As of April 14, 1994, the parties hereto determined to amend certain provisions of this Agreement and to amend and restate this Agreement in accordance therewith.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


     NOW, THEREFORE, in consideration of the mutual promises hereinafter set forth and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, and intending to be legally bound hereby, the parties hereby agree as follows:

                                  ARTICLE I

                                  THE MERGER

     1.01. The Merger.  At the Effective Time (as hereinafter defined):

          (A) The Continuing Corporation. Merger Subsidiary shall merge (the "Merger") with and into Dreyfus, the separate existence of Merger Subsidiary shall cease and Dreyfus (the "Continuing Corporation") shall be the surviving corporation in the Merger.

          (B) Rights, Etc. The Continuing Corporation shall thereupon and thereafter possess all of the rights, privileges, immunities and franchises, of a public as well as of a private nature, of each of the merging corporations; and all property, real, personal and mixed, and all debts due on whatever account, and all other choses in action, and all and every other interest, of or belonging to or due to each of the corporations so merged, shall be deemed to be vested in the Continuing Corporation without further act or deed; and the title to any real estate or any interest therein, vested in any of such corporations, shall not revert or be in any way impaired by reason of the Merger as provided by the laws of the State of New York.

          (C) Liabilities. The Continuing Corporation shall thenceforth be responsible and liable for all the liabilities, obligations and penalties of each of the corporations so merged.

          (D) Articles of Incorporation; Bylaws; Directors; Officers. The Articles of Incorporation and Bylaws of the Continuing Corporation shall be those of Dreyfus, as in effect immediately prior to the Merger becoming effective. The directors and officers of Dreyfus in office immediately prior to the Merger becoming effective shall be the directors and officers of the Continuing Corporation, together with such additional directors and officers as may thereafter be elected, who shall hold office until such time as their successors are elected and qualified.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


     1.02. Effective Time; Closing. Subject to the conditions to the obligations of the parties to effect the Merger as set forth in Article VI, the closing of the Merger (the "Closing") shall occur on such date as Mellon shall notify Dreyfus in writing not less than 5 days prior thereto, which date shall not be more than 10 days after such conditions have been satisfied or waived. Prior to the Closing, Merger Subsidiary and Dreyfus shall execute and deliver to the New York Secretary of State, a Certificate of Merger in proper form for filing under the New York Business Corporation Law on the day of the Closing. The Merger shall become effective at such time on the day of the Closing as such Certificate of Merger shall be filed with the New York Secretary of State, such time being herein called the "Effective Time." The Closing shall take place at the offices of Rogers & Wells, 200 Park Avenue, New York, New York 10166 at 10:00 a.m., New York time.

     1.03. Revisions to Transaction. If and to the extent Dreyfus or Mellon determines that a change in the method of effecting the transactions contemplated hereby would facilitate consummation of such transactions, Dreyfus and Mellon agree to discuss such change and cooperate in good faith in determining whether such change is in the best interests of the parties hereto, and if so determined, to effect such change; provided, however, that no such change shall (i) alter or change the amount or kind of consideration to be issued to holders of Dreyfus Common Stock as provided for in this Agreement or
(ii) adversely affect the tax treatment to Dreyfus stockholders as a result of receiving such consideration.

                                  ARTICLE II

                                CONSIDERATION

     2.01. Consideration. Subject to the provisions of this Agreement, at the Effective Time:

          (A) Outstanding Merger Subsidiary Common Stock. Each share of Merger Subsidiary common stock, $0.01 par value, issued and outstanding immediately prior to the Effective Time shall, on and after the Effective Time, by virtue of the Merger automatically and without any action on the part of the holder thereof, become and be converted into one share of common stock, $0.01 par value, of the Continuing Corporation, all of which shall be held by Mellon Bank.

          (B) Outstanding Dreyfus Common Stock. Each share of Dreyfus Common Stock issued and outstanding immediately prior to the Effective Time (excluding Dissenters' Shares, as hereinafter defined, or shares held by Dreyfus or any of its subsidiaries or by Mellon or any of its subsidiaries, in each case other than in a fiduciary capacity or as a result of debts previously contracted (collectively, the "Excluded Shares")) shall, by virtue of the Merger, automatically and without any action on the part of the holder thereof, become and be converted into the right to receive 0.88017 shares of Mellon Common Stock (the "Exchange Ratio").

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


     2.02 Stockholder Rights; Stock Transfers. At the Effective Time, holders of Dreyfus Common Stock shall cease to be, and shall have no rights as, stockholders of Dreyfus, other than to receive the consideration provided under this Article II. After the Effective Time, there shall be no transfers on the stock transfer books of Dreyfus or the Continuing Corporation of the shares of Dreyfus Common Stock which were issued and outstanding immediately prior to the Effective Time.

     2.03. Fractional Shares. (i) No certificates or scrip representing fractional shares of Mellon Common Stock shall be issued in the Merger. As promptly as practicable following the Effective Time, the Exchange Agent (as hereinafter defined) shall determine the excess of (x) the number of full shares of Mellon Common Stock into which the aggregate outstanding shares of Dreyfus Common Stock would be converted if all such shares were held by one holder over (y) the number of full shares of Mellon Common Stock to be distributed to holders of Dreyfus Common Stock (such excess being herein called the "Excess Shares"). As soon after the Effective Time as practicable, the Exchange Agent, as agent for the holders of the Dreyfus Common Stock, shall sell the Excess Shares at the then prevailing prices on the New York Stock Exchange, Inc. (the "NYSE") in the manner provided in this section.

     (ii) Until the net proceeds of such sale or sales have been distributed to the holders of Dreyfus Common Stock, the Exchange Agent will hold such proceeds in trust for the holders of Dreyfus Common Stock (the "Common Shares Trust"). Mellon shall pay all commissions, transfer taxes and other out-of-pocket transaction costs, including the expenses and compensation of the Exchange Agent incurred in connection with such sale of the Excess Shares. The Exchange Agent shall determine the portion of the Common Shares Trust to which each holder of Dreyfus Common Stock shall be entitled, if any, by multiplying the amount of the aggregate net proceeds comprising the Common Shares Trust by a fraction the numerator of which is the amount of the fractional share interest to which such holder of Dreyfus Common Stock is entitled (after taking into account all shares of Dreyfus Common Stock then held by such holder) and the denominator of which is the aggregate amount of fractional share interests to which all holders of certificates for Dreyfus Common Stock are entitled.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     (iii) Notwithstanding the provisions of clauses (i) and (ii) above, if the parties shall so agree in writing prior to the Effective Time, then in lieu of the sale of Excess Shares and the making of the payments contemplated in such clauses, Mellon shall pay or cause to be paid to each holder of Dreyfus Common Stock an amount in cash equal to the product obtained by multiplying the fractional share interest to which such holder (after taking into account all shares of Dreyfus Common Stock then held by such holder) would otherwise be entitled by the closing price for a share of Mellon Common Stock on the NYSE Composite Transactions Tape on the first business day immediately preceding the Effective Time, and in such case, all references herein to the cash proceeds of the sale of the Excess Shares and similar references shall be deemed to mean and refer to the payments calculated as set forth in this clause
(iii).

     (iv) As soon as practical after the determination of the amount of cash, if any, to be paid to holders of Dreyfus Common Stock with respect to any fractional share interests, the Exchange Agent shall distribute such amounts to the holders of Dreyfus Common Stock entitled thereto.

     2.04. Exchange Procedures. As promptly as practicable after the Effective Time, Mellon shall send or cause to be sent to each former stockholder of Dreyfus of record immediately prior to the Effective Time transmittal materials for use in exchanging such stockholder's certificates of Dreyfus Common Stock for the consideration set forth in this Article II. The certificates representing the shares of Mellon Common Stock into which shares of such stockholder's Dreyfus Common Stock are converted at the Effective Time, any fractional share checks which such stockholder shall be entitled to receive, and any dividends paid on such shares of Mellon Common Stock for which the record date for determination of stockholders entitled to such dividends is on or after the 90th day after the Effective Time, will be delivered to such stockholder only upon delivery to Mellon Bank (the "Exchange Agent"), of the certificates representing all of such shares of Dreyfus Common stock (or indemnity satisfactory to Mellon and the Exchange Agent, in their sole judgment, if any of such certificates are lost, stolen or destroyed). Following the delivery of such certificates representing all such shares of Dreyfus Common Stock by such former shareholder of Dreyfus (or such indemnity), such shareholder shall be entitled to receive any dividends paid on such shares of Mellon Common Stock for which the record date for determination of shareholders entitled to receive such dividends is on or after the Effective Time. No interest will be paid on any such fractional share checks or dividends to which the holder of such shares shall be entitled to receive upon such delivery. Certificates surrendered for exchange by any person constituting an "affiliate" of Dreyfus for purposes of Rule 145 of the Securities Act of 1933, as amended (the "Securities Act"), shall not be exchanged for certificates representing Mellon Common Stock

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


until Mellon has received a written agreement from such person as specified in
Section 5.04.

     2.05. Dissenting Stockholders. Any holder of shares of Dreyfus Common Stock who perfects his dissenters' rights of appraisal in accordance with and as contemplated by Section 910 of the New York Business Corporation Law (the shares held by such holder being referred to herein as "Dissenters' Shares") shall be entitled to receive the value of such shares as determined pursuant to such provision of law; provided, however, that no such payment shall be made to any dissenting stockholder unless and until such dissenting stockholder has complied with the applicable provisions of the New York Business Corporation Law and duly surrendered the certificate or certificates representing the shares for which payment is being made. In the event that a dissenting stockholder of Dreyfus fails to perfect, or effectively withdraws or loses, his rights to appraisal and of payment for his shares, after the Effective Time, Dreyfus shall issue and deliver the consideration to which such holder of shares of Mellon Common Stock is entitled under this Article II (without interest) upon surrender by such holder of the certificate certificates representing shares of Dreyfus Common Stock held by him.

     2.06. Anti-Dilution Provisions. In the event Mellon changes the number of shares of Mellon Common Stock issued and outstanding prior to the Effective Time as a result of a stock split, stock dividend, recapitalization or similar transaction with respect to the outstanding Mellon Common Stock and the record date therefor shall be prior to the Effective Time, the Exchange Ratio shall be proportionately adjusted.

     2.07. Shares Held by Dreyfus or Mellon. Each of the Excluded Shares shall be canceled and retired by virtue of the Merger and no consideration shall be issued in exchange therefor.



                                ARTICLE III-A

                  REPRESENTATIONS AND WARRANTIES OF Dreyfus

     Dreyfus hereby represents and warrants to Mellon that, except as set forth in a letter from Dreyfus to Mellon delivered concurrently with this Agreement (the "Dreyfus Disclosure Letter") (all disclosure in which Dreyfus Disclosure Letter shall state with particularity the representation and warranty herein, including section reference, to which such disclosure relates), (i) the statements contained in the Recitals that relate to Dreyfus, the subsidiaries of Dreyfus (the "Dreyfus Subsidiaries") and the Funds are true and correct and (ii) as follows:

     3.01. Organization, Standing, and Authority. Dreyfus is a corporation duly organized, validly existing, and in good standing under the laws of the State of New York, and is duly

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


qualified to do business and in good standing in the States of the United States and foreign jurisdictions where its ownership or leasing of property or the conduct of its business requires it to be so qualified and in which the failure to be duly qualified would, either individually or in

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

the aggregate, have a material adverse effect on the business, operations, assets, condition (financial or otherwise) or results of operations of Dreyfus and the Dreyfus Subsidiaries, taken as a whole, or Dreyfus's ability to consummate the transactions contemplated by this Agreement (an "Dreyfus Material Adverse Effect"). Dreyfus has all necessary corporate power and authority to carry on its business as now conducted, to own, lease, and operate its assets, properties, and business, and to execute and deliver, and to perform its obligations under, this Agreement, subject to approval by the shareholders of Dreyfus. Dreyfus is duly registered as a savings bank holding company under the Home Owners Loan Act. Dreyfus has in effect all federal, state, local, and foreign governmental authorizations necessary for it to own or lease its properties and assets and to carry on its business as it is now conducted, the absence of which would, either individually or in the aggregate, have a Dreyfus Material Adverse Effect.

     3.02. Dreyfus Subsidiaries. Dreyfus's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, lists all of the Dreyfus Subsidiaries required to be listed therein. No equity securities of any of the Dreyfus Subsidiaries which constitutes a Significant Subsidiary of Dreyfus within the meaning of Rule 1-02 of Regulation S-K of the Securities and Exchange Commission (an "Dreyfus Material Subsidiary") are or may become required to be issued (other than to Dreyfus) by reason of any Rights, and there are no contracts, commitments, understandings, or arrangements by which any Dreyfus Material Subsidiary is bound to issue or sell shares of its capital stock or Rights. All of the shares of capital stock of each Dreyfus Material Subsidiary held by Dreyfus or a Dreyfus Material Subsidiary are fully paid and non-assessable and are owned by Dreyfus or a Dreyfus Subsidiary free and clear of any claim, lien, or encumbrance. Each Dreyfus Material Subsidiary is duly organized and, to the extent applicable, validly existing, and in good standing under the laws of the jurisdiction in which it is incorporated or organized, and is duly qualified to do business and in good standing in the jurisdictions where its ownership or leasing of property or the conduct of its business requires it to be so qualified and in which the failure to be duly organized, in good standing or duly qualified would, either individually or in the aggregate, have a Dreyfus Material Adverse Effect. Each Dreyfus Material Subsidiary has the corporate power and authority necessary for it to own or lease its properties and assets and to carry on its business as it is now being conducted, and has all federal, state, local, and foreign governmental authorizations necessary for it to own or lease its properties and assets and to carry on its business as it is now being conducted, the absence of which governmental authorizations would, either individually or in the aggregate, have a Dreyfus Material Adverse Effect. The Dreyfus Disclosure Letter lists all material non-marketable equity investments, including partnership interests involving an amount of more than $ 5 million as to each such investment, held by Dreyfus or any Dreyfus Subsidiary, other than equity securities of Dreyfus or a Dreyfus Subsidiary.

     3.03. Authority.

     (a) The execution and delivery of this Agreement by Dreyfus, and the consummation by Dreyfus of the transactions contemplated herein and therein, have been duly and validly authorized by all necessary corporate action on the part of Dreyfus, subject, with respect to this Agreement, to the approval of the shareholders of Dreyfus to the extent required by applicable law. This Agreement, subject to requisite shareholder approval hereof represents a valid and legally binding obligation of Dreyfus, enforceable against Dreyfus in accordance with its terms.


     (b) Neither the execution and delivery of this Agreement by Dreyfus, nor the consummation by Dreyfus of the transactions contemplated herein, nor compliance by Dreyfus with any of the provisions hereof, will (i) subject to the necessity of obtaining shareholder approval of this Agreement, conflict with or result in a breach of any provision of the certificate of incorporation or by-laws of Dreyfus or any Dreyfus Subsidiary (in the case of Subsidiaries which are not Dreyfus Material Subsidiaries, where such conflict or breach would not have a Dreyfus Material Adverse Effect), or the organizational documents or by-laws of any Fund, or (ii) constitute or result in the breach of any term, condition, or provision of, or constitute a default or give rise to any additional liability of Dreyfus or any Dreyfus Subsidiary (collectively, the "Dreyfus Companies") under, or give rise to any right of termination, cancellation, or acceleration with respect to, or result in the creation of any lien, charge, or encumbrance ("Lien") upon any property or assets of any of the Dreyfus Companies or the Funds pursuant to, any note, bond, mortgage, indenture, license, agreement, lease, or other instrument or obligation to which any of them is a party or by which any of them or any of their properties or assets may be subject, and that would, either individually or in the aggregate, have a Dreyfus Material Adverse Effect. The Dreyfus Disclosure Letter lists the approvals, authorizations, filings, registrations, and notifications required to be obtained or made by the Dreyfus Companies in connection with the consummation of the transactions contemplated hereby, the failure to obtain or make which would have a Dreyfus Material Adverse Effect. Except as stated in the Dreyfus Disclosure Letter, consummation of the transactions contemplated hereby will not violate any order, writ, injunction, decree, statute, rule, or regulation applicable to any

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


of the Dreyfus Companies or any Fund or any of their properties or assets, except for such violations which would not have a Dreyfus Material Adverse Effect.

     (c) The Board of Directors of Dreyfus (at a meeting duly called and held) has by requisite vote (i) adopted this Agreement and authorized and approved the transactions contemplated hereby, (ii) directed that the Merger be submitted for consideration to Dreyfus's shareholders at a special meeting of Dreyfus's shareholders and (iii) authorized and approved the Merger in accordance with Section 912 of the New York Business Corporation Law with the result that Section 912 will not apply to the consummation of the Merger or any other transaction to be carried out pursuant to this Agreement.

     3.04. Financial Statements. Dreyfus has delivered to Mellon, prior to the execution of this Agreement, the Dreyfus Financial Statements (as hereinafter defined) in respect of periods ending on or prior to September 30, 1993, and will promptly deliver when available copies of the Dreyfus Financial Statements in respect of periods ending after September 30, 1993. The Dreyfus Financial Statements (as of the dates thereof and for the periods covered thereby): (i) are (and, in the case of Dreyfus Financial Statements in respect of periods ending after September 30, 1993, will be) in accordance with the books and records of the Dreyfus Companies, and have been (and in the case of Dreyfus Financial Statements in respective periods ending after September 30, 1993 will continue to be) prepared in accordance with generally accepted accounting principles ("GAAP"), and (ii) present (and, in the case of Financial Statements in respect of periods ending after September 30, 1993, will present) fairly, in all material respects, the consolidated financial position and the consolidated results of operations, changes in shareholders' equity, and cash flows of the Dreyfus Companies as of the dates and for the periods indicated, in accordance with GAAP applied, except as otherwise disclosed therein, on a basis consistent with prior periods (subject in the case of interim financial statements to normal recurring year-end adjustments normal in nature and amount). Dreyfus Financial Statements shall mean (i) the consolidated balance sheets (including related notes and schedules, if any) of Dreyfus as of September 30, 1993, and as of December 31, 1992, 1991 and 1990, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows (including related notes and schedules, if any) for the nine months ended September 30, 1993, and for each of the three years ended December 31, 1992, 1991, and 1990, as filed by Dreyfus with the Securities and Exchange Commission ("SEC") and (ii) the consolidated balance sheets of Dreyfus (including related notes and schedules, if any) and related consolidated statements of income, of changes in shareholders' equity, and of cash flows (including related notes and schedules, if any), as filed with the SEC with respect to periods ended subsequent to September 30, 1993.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


     3.05. Absence of Undisclosed Liabilities. None of the Dreyfus Companies has any obligation or liability (contingent or otherwise) that is material, either individually or in the aggregate, to the financial condition or results of operations of the Dreyfus Companies on a consolidated basis, except (i) as reflected in the Dreyfus Financial Statements prior to the date of this Agreement and (ii) for commitments and obligations made, or liabilities incurred, in the ordinary course of its business consistent with past practices.

     3.06. Tax Matters. (a) All federal, state, local, and foreign tax returns required to be filed by or on behalf of any of Dreyfus and all other corporations and other entities of which Dreyfus owns or controls 50% or more of the outstanding equity securities have been timely filed or requests for extensions have been timely filed, granted, and have not expired, except for such returns the failure of which to timely file would not have a Dreyfus Material Adverse Effect. All taxes shown on filed returns have been paid, except for such failure to pay which would not have a Dreyfus Material Adverse Effect. There is no audit examination, deficiency, refund litigation, or matter in controversy with respect to which an adjustment to any tax item has been asserted or proposed that might result in a determination that could, either individually or in the aggregate, have a Dreyfus Material Adverse Effect, except as reserved against in the Dreyfus Financial Statements. All taxes, interest, additions, and penalties which are material in amount and which are due with respect to completed and settled examinations or concluded litigation have been paid or adequately reserved for, except for such failures to pay or reserve which would not have a Dreyfus Material Adverse Effect.

     (b) None of the Dreyfus Companies has executed an extension or waiver of any statute of limitations on the assessment or collection of any tax due that is currently in effect.

     (c) Adequate provision for any federal, state, local, or foreign taxes due or to become due for any of the Dreyfus Companies for any period or periods through and including September 30, 1993, has been made and is reflected in the September 30, 1993 financial statements included in the Dreyfus Financial Statements, except for such failures to provide which would not have a Dreyfus Material Adverse Effect.

     (d) Deferred taxes of the Dreyfus Companies have been provided for in accordance with GAAP, except for such failures to provide which would not have a Dreyfus Material Adverse Effect.

     3.07. Compliance with Laws.  Each of the Dreyfus Companies and each Fund:

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     (a) Is in compliance with all laws, regulations, reporting and licensing requirements, and orders applicable to its business or to the employees conducting its business, the breach or violation of which would, either individually or in the aggregate, have a Dreyfus Material Adverse Effect; and

     (b) Has received no notification or communication from any agency or department of federal, state, or local government or the staff thereof or from any self-regulatory body (i) asserting that, or commencing an investigation as to whether, any of the Dreyfus Companies is not in compliance with any of the statutes, regulations, or ordinances which such governmental authority or self-regulatory body enforces, which, as a result of such noncompliance in any such instance, could, either individually or in the aggregate, have a Dreyfus Material Adverse Effect, (ii) threatening to revoke any license, franchise, permit, or governmental authorization, which revocations, either individually or in the aggregate, could have a Dreyfus Material Adverse Effect.

     3.08. Employee Benefit Plans.

     (a) Dreyfus has delivered or made available to Mellon, prior to the execution of this Agreement, copies (or, with respect to unwritten plans, written descriptions) of (i) each current material pension, retirement, deferred compensation, stock option, stock purchase, savings, employee stock ownership, restricted stock, phantom stock, stock ownership or other similar plan as in effect on the date of this Agreement, including, without limitation, any "employee pension benefit plan", as that term is defined in
Section 3(2) of ERISA, in respect of any of the present or former employees of, or dependents, spouses, or other beneficiaries of any of such employees of, any of the Dreyfus Companies (the "Dreyfus Pension Plans"), (ii) each current material employment or consulting agreement, severance (including, without limitation, change of control or golden parachute agreements or arrangements), bonus, profit-sharing, incentive, deferred compensation, supplemental or excess retirement, life insurance, health, or other plan, policy, contract, or arrangement as in effect on the date of this Agreement, other than a Dreyfus Pension Plan or Dreyfus Welfare Plan (as hereinafter defined) which provides benefits or perquisites to or in respect of any of the present or former directors or officers, or dependents, spouses, or other beneficiaries of any of such directors or officers of, any of the Dreyfus Companies, and (iii) each current material severance, bonus, profit-sharing, incentive, deferred compensation, supplemental or excess retirement, life insurance, health, vacation, tuition assistance or reimbursement, legal services, salary continuation, travel or accident insurance or benefits, disability insurance or benefits, or unemployment benefits, plans, policies, contracts or arrangements, including, without limitation, each "employee welfare benefit plan" within the meaning of Section 3(1) of ERISA as in effect on the date of this Agreement which provides benefits or perquisites to or in

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)



respect of present or former employees, or dependents, spouses, or other beneficiaries of, any of such employees of, any of the Dreyfus Companies
(the "Dreyfus Welfare Plans") (all the foregoing being collectively the "Dreyfus Benefit Plans"). All such Dreyfus Benefit Plans are listed on the Dreyfus Disclosure Letter. No Dreyfus Company has participated in or been a member of, and no Dreyfus Benefit Plan is or has been, a "multiemployer plan" within the meaning of Section 3(37) of ERISA.

     (b) Except as disclosed in the Dreyfus Disclosure Letter, all Dreyfus Benefit Plans conform to, and their administration is in compliance in all material respects with, the applicable provisions of ERISA and the Code, and any other applicable laws, rules, and regulations the breach or violation of which would have a Dreyfus Material Adverse Effect. With respect to the Dreyfus Benefit Plans, no event has occurred and, to the best knowledge of Dreyfus's management, there exists no condition or set of circumstances, in connection with which any of the Dreyfus Companies would be subject to any liability, lien or encumbrance or loss of tax deduction under ERISA or the Code, including, without limitation, ERISA Sections 409, 502(i), Part 6 of Title I, 4062 or 4069 or Code Sections 4971, 4972, 4975, 4976, 4977, 4978,
4978B, 4979, 4980 or 4980B that would have, either individually or in the aggregate, a Dreyfus Material Adverse Effect (except liability for benefit claims and funding obligations payable in the ordinary course). None of the Dreyfus Companies has provided, or is required to provide, security to any Dreyfus Pension Plan which is subject to Title IV of ERISA pursuant to Section 401(a)(29) of the Code. No liability (other than annual premiums, all of which premiums due prior to the Effective Time have or will be paid) to the Pension Benefit Guaranty Corporation has been incurred with respect to any Dreyfus Pension Plan which is subject to Title IV of ERISA which would have a Dreyfus Material Adverse Effect.

     (c) No Dreyfus Pension Plan which is subject to Title IV of ERISA has any "unfunded current liability," as that term is defined in Section 302(d)(8)(A) of ERISA, and the present fair market value of the assets of each such plan exceeds the plan's "benefit liabilities," as that term is defined in Section 4001(a)(16) of ERISA, when determined under actuarial factors that would apply if the plan terminated as of the date of this Agreement in accordance with all applicable legal requirements, where there would be a Dreyfus Material Adverse Effect. Each such Dreyfus Pension Plan which is intended to qualify under
Section 401(a) of the Code has received a favorable determination letter and nothing has occurred since the date of such letter that would adversely affect such qualification which would have a Dreyfus Material Adverse Effect.

     (d) No Dreyfus Welfare Plan provides medical or death benefits (whether or not insured) with respect to current or former employees beyond their date of retirement or other

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


termination of service (other than coverage provided in connection with the satisfaction of Section 601 of ERISA, the cost of which is fully paid by the former employee or his or her dependents).

     (e) Except as disclosed in the Dreyfus Disclosure Letter, the consummation of the transactions contemplated by this Agreement will not obligate any of the Dreyfus Companies to provide any current or former officer, director, or employee of any Dreyfus Company, including, but not limited to, Continued Employees described in Section 9.01, with severance pay, unemployment compensation or any similar payment.

     3.09. Material Contracts. None of the Dreyfus Companies, nor any of their respective assets, businesses, or operations, as of the date of this Agreement, is a party to, or is bound or affected by, or receives benefits under, any contract or agreement or amendment thereto (other than this Agreement) that in each case would be required to be filed as an exhibit to a Form 10-K filed by Dreyfus as of the date of this Agreement that has not been filed as an exhibit to or incorporated by reference in Dreyfus's Form 10-K filed for the fiscal year ended December 31, 1992 or Dreyfus's Form 10-Q filed for the quarter ended September 30, 1993.

     3.10. Material Contract Defaults. None of the Dreyfus Companies or, to the best knowledge of Dreyfus, any of the Funds is in default under any contract, agreement, commitment, arrangement, lease, insurance policy, or other instrument to which it is a party, by which its respective assets, business, or operations may be bound or affected, or under which it or its respective assets, business, or operations receives benefits, and which default is reasonably likely to have, either individually or in the aggregate, a Dreyfus Material Adverse Effect, and there has not occurred any event that, with the lapse of time or the giving of notice or both, would constitute such a default.

     3.11. Legal Proceedings.  Except as disclosed in reports referred to in
Section 3.13, there are no legal, administrative or arbitration actions, suits, or proceedings instituted or pending or, to the best knowledge of Dreyfus, threatened (or unasserted but considered probable of assertion) against any of the Dreyfus Companies, or, to the best knowledge of Dreyfus, any of the Funds, or affecting any property, asset, interest, or right of any of them, that are reasonably expected to have, either individually or in the aggregate, a Dreyfus Material Adverse Effect.

     3.12. Absence of Certain Changes or Events. Except as disclosed in Dreyfus's Form 10-Q for the quarter ended September 30, 1993, filed with the SEC, since December 31, 1992, the Dreyfus Companies on a consolidated basis have not suffered, either individually or in the aggregate, any change having a Dreyfus

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

Material Adverse Effect, or failed to operate their business consistent with their past practices in all material respects.

     3.13. Reports. Since January 1, 1990, Dreyfus and each Dreyfus Material Subsidiary has filed all reports and statements, together with any amendments required to be made with respect thereto, that it was required to file with
(i) the SEC, (ii) any other applicable federal or state securities, banking, insurance, or other regulatory authorities (except filings (other than filings with the SEC) which are not material), and (iii) the NYSE and any other self-regulatory body (except filings which are not material). As of their respective dates (and without giving effect to any amendments or modifications filed after the date of this Agreement with respect to reports and documents filed before the date of this Agreement), each of such reports filed with the SEC and documents, including the financial statements, exhibits, and schedules thereto, complied in all material respects with all of the statutes, rules, and regulations enforced or promulgated by the authority with which they were filed and did not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements made therein in light of the circumstances under which they were made not misleading.

     3.14. Statements True and Correct. None of the information supplied or to be supplied by Dreyfus in writing for inclusion in the registration statement (the "Registration Statement") to be filed by Mellon with the SEC in connection with the Mellon Common Stock to be issued in the Merger, the joint proxy statement (the "Joint Proxy Statement") to be mailed to Dreyfus's and Mellon's shareholders in connection with the shareholders meetings to vote on the Merger (in the case of Dreyfus) and to vote on the issuance of the Mellon Common Stock hereunder (in the case of Mellon) (the "Shareholders Meetings") or any other documents to be filed with the SEC or any other regulatory authority in connection with the transactions contemplated hereby, will, at the respective times such documents are filed, or, in the case of the Registration Statement, when it becomes effective and, with respect to the Joint Proxy Statement, when first mailed to the shareholders of Dreyfus and Mellon, be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading or, in the case of the Joint Proxy Statement or any amendment thereof or supplement thereto, at the time of the Shareholder Meetings, be false or misleading with respect to any material fact, or omit to state any material fact necessary to make the statements therein in light of the circumstances under which they were made not misleading. All documents that Dreyfus is responsible for filing with the SEC or any other regulatory authority in connection with the transactions contemplated hereby will comply in all material respects with the provisions of applicable law including applicable provisions of the securities laws.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     3.15. Environmental Matters. (a) To the best knowledge of Dreyfus, each Dreyfus Subsidiary, the Participation Facilities, and the Loan Properties (each as defined below) are, and have been, in compliance with all applicable laws, rules, regulations, and standards, and all requirements of the United States Environmental Protection Agency ("EPA") and of state and local agencies with jurisdiction over pollution or protection of health or the environment, except for failures to comply which, individually or in the aggregate, do not or would not result in a Dreyfus Material Adverse Effect.

     (b) To the best knowledge of Dreyfus, there is no suit, claim, action, or proceeding, pending or threatened, before any court, governmental agency, board, or other forum pursuant to which Dreyfus or any of the Dreyfus Subsidiaries or any Fund or any Loan Property, Participation Facility, or Trust Property (or in respect of such Loan Property, Participation Facility, or Trust Property) has been or, with respect to threatened proceedings, may be named as a defendant (i) for alleged noncompliance (including by any

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

predecessor) with any environmental law, rule, or regulation or (ii) relating to the release into the environment of any Hazardous Material (as defined below) or oil, whether or not occurring at or on any site owned (including as trustee), leased, or operated by it or any of its subsidiaries or any Loan Property, Participation Facility, or Trust Property, except where such noncompliance or release does not or would not, individually or in the aggregate, result in a Dreyfus Material Adverse Effect.

     (c) To the best knowledge of Dreyfus, there is no reasonable basis for any suit, claim, action, or proceeding of a type described in Section 3.15(b), except as would not, individually or in the aggregate, result in a Dreyfus Material Adverse Effect.

     (d) During the period of (i) Dreyfus's or any of the Dreyfus Subsidiaries' ownership (including as trustee) or operation of any of their respective current properties, (ii) Dreyfus or any of the Dreyfus Subsidiaries' participation in the management of any Participation Facility,
(iii) Dreyfus or any of the Dreyfus Subsidiaries' holding of a security interest in a Loan Property, or (iv) Dreyfus or any of the Dreyfus Subsidiaries acting as a trustee or fiduciary with respect to a Trust Property, to the best knowledge of Dreyfus, there has been no release of Hazardous Material or oil in, on, under, or affecting such property, Participation Facility, Loan Property or Trust Property, except where such release does not or would not, individually or in the aggregate, result in a Dreyfus Material Adverse Effect. Prior to the period of (w) Dreyfus or any of the Dreyfus Subsidiaries' ownership (including as trustee) or operation of any of their respective current properties, (x) Dreyfus or any of the Dreyfus Subsidiaries' participation in the management of any Participation Facility,
(y) Dreyfus or any of the Dreyfus

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

Subsidiaries acting as trustee or other fiduciary with respect to Trust Property, or (z) Dreyfus or any of the Dreyfus Subsidiaries' holding of a security interest in a Loan Property, to the best knowledge of Dreyfus, there was no release of Hazardous Material or oil in, on, under, or affecting any such property, Participation Facility, or Loan Property, except where such release does not or would not, individually or in the aggregate, result in a Dreyfus Material Adverse Effect.

     (e) The following definitions apply for purposes of this Section 3.15:
(i) "Loan Property" means any property in which Dreyfus (or a Dreyfus Subsidiary) holds a security interest for an amount greater than $2,500,000, and, where required by the context, includes the owner or operator of such property, but only with respect to such property; (ii) " Participation Facility" means any property in which Dreyfus (or a Dreyfus Subsidiary) participates in the management of such property and, where required by the context, includes the owner or operator of such property, but only with respect to such property; (iii) "Trust Property" means any property with respect to which Dreyfus (or a Dreyfus Subsidiary) acts or has acted as a trustee or other fiduciary (including investment advisor), directly or indirectly, and includes any trust or similar legal vehicle that owns or controls (or that owned or controlled) such property and, where required by the context, includes the trustee or other fiduciary, but only with respect to such property; and (iv) "Hazardous Material" means any pollutant, contaminant, or hazardous substance within the meaning of the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. Section 9601 et. seq., or any similar federal, state, or local law.

     3.16. Antitakeover Provisions Inapplicable. No "Business combination", "moratorium", "control share", or other state antitakeover statute or regulation (x) prohibits or restricts Dreyfus's ability to perform its obligations under this Agreement, or its ability to consummate the transactions contemplated hereby, (y) would have the effect of invalidating or voiding this Agreement, or any provisions hereof, or (z) would subject Mellon to any material impediment or condition in connection with the exercise of any of its rights under this Agreement.

     3.17. Fund Financial Statements. The audited balance sheets of each Fund as of December 31, 1992 and December 31, 1991 (or in the case of a Fund that does not have fiscal years ending on December 31, the last day of such Fund's most recent comparable fiscal year), and the related financial statements for the years ended December 31, 1992, 1991 and 1990, as reported on by Ernst & Young, Coopers & Lybrand and Price Waterhouse, as the case may be, and the unaudited balance sheet of each Fund as of September 30, 1993 (the "Interim Balance Sheets") and the related unaudited financial statements for the period then ended, and each of the balance sheets of each Fund, and the related financial unaudited

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

statements, as of a date or for a period subsequent to September 30, 1993 have been or will be prepared in accordance with GAAP, which have been consistently applied, except as otherwise disclosed therein, and present or will present fairly, in all material respects, the financial position and other financial results of each Fund at the dates, and for the periods, stated therein.

     3.18. Books of Account. The books of account of each Dreyfus Company and each Fund have been and will be maintained in compliance with all applicable legal and accounting requirements in all material respects.

     3.19. Properties and Insurance. (a) Each Dreyfus Company has good title, free and clear of any Liens, to all of the personal and real property reflected in the Dreyfus Financial Statements as being owned by it, and to all personal and real property acquired by it since the respective dates of the Dreyfus Financial Statements, except such personal and real property as has been disposed of in the ordinary course of the business consistent with past practice and except for such Liens and imperfections of title as would not have a Dreyfus Material Adverse Effect.

     (b) The Dreyfus Companies and, to Dreyfus's knowledge, the Funds have the right to use, and after consummation of the transactions contemplated hereby will have the right to use, free and clear of any claims of others, all patents, patent applications, trademarks, service marks (whether registered or unregistered), trademark applications, service mark applications, trade names, copyrights and other proprietary rights necessary to own and operate their respective properties and to carry on their respective business as currently conducted, except where such failure to have such rights or such claims of others would not have, either individually or in the aggregate, a Dreyfus Material Adverse Effect. Dreyfus owns the right to the Dreyfus name and licenses that name to the Funds under license agreements that may be terminated at will.

     (c) Each Dreyfus Company and, to Dreyfus's knowledge, each Fund owns or licenses all computer software developed or currently used by them which is material to the conduct of its business and have the right to use such software without infringing upon the intellectual property rights (including trade secrets rights) of a third party, except as would not have a Dreyfus Material Adverse Effect.

     3.20. Certain Proceedings.  Except as disclosed in reports referred to in
Section 3.13, there is no action, suit or proceeding pending or, to the knowledge of Dreyfus, threatened that seeks to enjoin or censure a Dreyfus Company or, to Dreyfus's knowledge, a Fund, or, to Dreyfus's knowledge, any officers, directors or employees thereof, in connection with the conduct of

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

its business, which could have, either individually or in the aggregate, a Dreyfus Material Adverse Effect.

     3.21. Section 280G. As a result of compliance with this Agreement and the matters referred to herein, neither any Dreyfus Company nor Mellon will be obligated to make a payment to an individual that would be a "parachute payment" to a "disqualified individual" as those terms are defined in Section 280G of the Code without regard to whether such payment is to be performed in the future.

     3.22. Employee Relationships. There are no labor or collective bargaining agreements, contracts or understandings with a labor union or labor organization which are binding upon either any Dreyfus Company or, to Dreyfus's knowledge, any Fund, nor, to Dreyfus's knowledge is there, as of the date hereof, any activity involving any employees of any Dreyfus Company seeking to certify a collective bargaining unit or engaging in any other union organizational activity.

     3.23. Filings, etc. (a) Since December 31, 1990, each Dreyfus Company and each Fund has had and now has all permits, licenses, certificates of authority, orders and approvals of, and have made all filings, applications and registrations with, federal, state, local or foreign governmental or regulatory bodies, and self-regulatory bodies that are required (including by the rules of any self-regulatory body) in order to permit each of them to carry on its respective business as presently conducted, and such permits, licenses, certificates of authority, registrations, orders and approvals are in full force and effect, except where the failure to have or make or keep in full force and effect any permit, license, certificate of authority, registration, order or approval referred to above would not have a Dreyfus Material Adverse Effect. The conduct of its respective business by each Dreyfus Company and each Fund has not, since December 31, 1990, and currently does not, violate or infringe any applicable domestic (federal, state or local) or foreign law, statue, ordinance, license, rule or regulation including those of the self-regulatory bodies, which violation or infringement could have a Dreyfus Material Adverse Effect.

     (b) Without limiting the foregoing, each Dreyfus Company and each of its officers, and employees which is or who are required to be registered as an investment adviser, a broker-dealer, a registered representative or a sales person with the SEC, the securities commission or any state or any self-regulatory body is duly registered as such and such registration is in full force and effect, except where the failure to be so registered or to have such registration in full force and effect would, individually or in the aggregate, not have a Dreyfus Material Adverse Effect.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     (c) There are no proceedings pending (or, to the knowledge of Dreyfus, threatened, nor to the knowledge of Dreyfus has any event occurred or does any condition exist that is reasonably likely to form the basis for any proceeding) that is reasonably likely to result in the revocation, cancellation or suspension, or any adverse modification, of any permit, license, certificate of authority, order or approval referred to in Section 3.23(a) having a Dreyfus Material Adverse Effect, and the execution and delivery of this Agreement and the consummation of any transactions contemplated hereby will not result in any such revocation, cancellation, suspension or modification which could have a Dreyfus Material Adverse Effect.

     (d) None of any Dreyfus Company or, to Dreyfus's knowledge, any Funds, or any officer, director or employee thereof, is a party or subject to any order, judgment or decree (other than exemptive orders) relating to its business with or by any federal, state, local or foreign regulatory authority, except where such order, judgment or decree, individually or in the aggregate, would not have a Dreyfus Material Adverse Effect.

     3.24. Absence of Certain Conditions. There exists no "out of balance" or similar condition with respect to any customer account maintained by a Dreyfus Company or a Fund, except for such conditions, individually and in the aggregate, as have not had and would be reasonably likely not to have a Material Adverse Effect.

     3.25. Representations and Warranties Regarding the Investment Advisory Business.

     (a) Definition of Investment Company. As used in this Agreement, the term, "Investment Company" shall have the meaning provided in the Investment Company Act, provided that for purposes of this Agreement the term Investment Company shall include persons that would be an investment company, as defined in that Act, but for the exemption contained in Section 3(c)(1), the final clause of Section 3(c)(3) or Section 3(c)(11) of the Investment Company Act.

     (b) Investment Contracts. Funds and Clients. (i) On November 30, 1993, the aggregate amount of assets managed, administered or advised by the Dreyfus Companies was not less than $80 billion. To the knowledge of Dreyfus, and except as would not have a Dreyfus Material Adverse Effect, (x) each Investment Contract (as defined below) and any subsequent renewal thereof has been duly authorized, executed and delivered by each party thereto and, to the extent applicable, has been adopted in compliance with Section 15 of the Investment Company Act and is a valid and binding agreement of each such party, enforceable in accordance with its terms (subject to bankruptcy, insolvency, moratorium, fraudulent transfer and similar laws affecting creditors' rights generally and to general equity principles) and, (y) in the case of investment advisory contracts with Investment Companies and

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

Clients (as defined below), each of the Dreyfus Companies, the Funds or Client party thereto is in compliance in all material respects with the terms of each Investment Contract to which it is a party, and no event has occurred or condition exists that constitutes or with notice or the passage of time would constitute a default thereunder. Except as set forth in the Dreyfus Disclosure Letter, none of the Investment Contracts, or any other arrangements or understandings relating to rendering of investment advisory or management services, including without limitation all subadvisory services or administration services to any Fund, Client or other person, contains any undertaking by a Dreyfus Company to cap fees or to reimburse any or all fees thereunder, except as required by the applicable law of any jurisdiction in which the shares of any Fund party thereto are qualified for distribution, which is likely, either individually or in the aggregate, to have a Dreyfus Material Adverse Effect. As used in this Section, (i) the term "Client" means any client to which a Dreyfus Company provides investment management, investment advisory, administration or distribution services on the date hereof and (ii) the term "Investment Contract" means each contract or agreement in effect on the date hereof to which a Dreyfus Company is a party pursuant to which Dreyfus Company provides to any Client investment management, investment advisory, distribution or administrative services.

     (ii) Each Fund has been, is being and will be operated fully in compliance with its respective objectives, policies and descriptions, including without limitation any limitation set forth in the applicable Prospectus for a Fund or governing instruments for a Client, except where lack of compliance would not have a Dreyfus Material Adverse Effect.

     (iii) The accounts of each Client that is subject to ERISA have been managed by the Dreyfus Companies such that the Dreyfus Companies in the exercise of such management are in compliance with the applicable requirements of ERISA, and consummation of the transactions contemplated hereby will not result in a violation of such ERISA requirements, except, in each case, where such lack of compliance or violation would not have a Dreyfus Material Adverse Effect.

     (iv) To Dreyfus's knowledge each Fund that is eligible to elect to be treated as a "regulated investment company" under Subchapter M of Chapter 1 of Subtitle A of the Code has so elected, and each Fund has, except for any taxable year of such Fund that has been closed and for which the statute of limitations for assessments has expired, qualified as a "regulated investment company" and each Fund has complied with all applicable provisions of law necessary to preserve and retain such Fund's election and status as a regulated investment company, except for where the failure to elect regulated investment company status or to comply with the requirements of such election would not have a Dreyfus Material Adverse Effect. Except for any taxable year that has

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


been closed and for which the statute of limitations for assessment has expired, each Fund identified in the Dreyfus Disclosure Letter as being a tax-exempt municipal bond fund has satisfied the requirements of Section 852(b)(5) of the Code and is qualified to pay exempt interest dividends as defined therein, except for where the failure to so comply with the requirements of Section 852(b)(5) would not have a Dreyfus Material Adverse Effect. Each Fund has timely filed all federal, state, local and foreign income and other Tax returns and reports that such Fund is required to file. Each Fund has timely paid, or reserved for, Taxes that such Fund is required to pay, except where the failure to pay such taxes would not have a Dreyfus Material Adverse Effect.

     (c) Regulatory Compliance. Except where the violation of any of the representations and warranties contained in this Section 3.25(c) would not have a Dreyfus Material Adverse Effect:

     (i) (A) each Fund required by law to be so registered is duly registered as an investment company under the Investment Company Act; (B) except as set forth in the Dreyfus Disclosure Letter, the shares of each Fund are duly and validly issued, fully paid and nonassessable and are qualified for sale, or an exemption therefrom is in full force and effect, in each state and territory of the United States and the District of Columbia to the extent required under applicable law; (C) all outstanding shares of each Fund that were required to be registered under the Securities Act have been sold pursuant to an effective registration statement filed thereunder; (D) to the knowledge of Dreyfus in the case of documents applicable to the Funds, no such registration statement contained, as of its effective date, any untrue statement of a material fact or omitted to state a material fact required to be stated therein in order to make the statements therein not misleading or is subject to any stop order or similar order restricting its use; and (E) each Fund has operated and is currently operating in compliance in all material respects with all laws, rules, regulations and orders applicable to it or its business, including but not limited to the Securities Act and the Investment Company Act, and consummation of the transactions contemplated hereby will not result in a violation of any such laws, rules, regulations or orders.

     (ii) Each Fund that is a juridical entity is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has full power, right and authority to own its properties and to carry on its business as it is now conducted, and is qualified to do business in each jurisdiction where it is required to do so under applicable law.

     (iii) Each Fund has duly adopted procedures pursuant to Rule 17e-1 under the Investment Company Act, to the extent applicable; and each Fund has complied, for a period of at least six years prior to the date hereof, currently complies and will

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

comply with the requirements of Section 17(e) of the Investment Company Act and Rule 17e-1 thereunder, to the extent applicable.

     (iv) Dreyfus has adopted a formal code of ethics and a written policy regarding insider trading. Such code and policy comply with Section 17(j) of the Investment Company Act, Rule 17j-l thereunder and Section 204A of the Investment Advisers Act, respectively. The policies of the Dreyfus Companies with respect to avoiding conflicts of interest are as set forth in the most recent Form ADV thereof (or incorporated by reference therein), as amended. To the knowledge of Dreyfus, there have been no violations or allegations of violations of such policies that have occurred or been made.

     (v) Neither any Dreyfus Company nor, to Dreyfus's knowledge, any Fund, and, to Dreyfus's knowledge, no person "associated" (as defined under the Investment Advisers Act) with any Dreyfus Company or any Fund, has for a period not less than five years prior to the date hereof been convicted of any crime or is or has been subject to any disqualification that would be a basis for denial, suspension or revocation of registration of an investment adviser under Section 203(e) of the Investment Advisers Act or Rule 206(4)-4(b) thereunder or of a broker-dealer under Section 15 of the Exchange Act, or for disqualification as an investment adviser for any Investment Company pursuant to Section 9(a) of the Investment Company Act, and to Dreyfus's knowledge there is no basis for, or proceeding or investigation that is reasonably likely to become the basis for, any such disqualification, denial, suspension or revocation.

     (vi) Each current prospectus (which term, as used in this Agreement, shall include any related statement of additional information and any private placement memorandum), as amended or supplemented, relating to each Fund, and all current supplemental advertising and marketing material relating to each Fund complies with the Securities Act and the Investment Company Act, applicable state laws and, where applicable, the rules of the NASD. None of such prospectuses, amendments, supplements or supplemental advertising and marketing materials, as of their respective dates, includes, included or will include an untrue statement of a material fact or omits, omitted or will omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

     (vii) All advertising or marketing materials relating to any Fund that are required to be filed with the NASD has been or will be timely filed therewith.

     3.26. Brokers and Finders. Except for Lazard, Freres & Co. and Salomon Brothers, Inc. pursuant to agreements previously provided to Mellon, Dreyfus has not employed any broker or finder or incurred any liability for any financial advisory fees,

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

brokerage fees, commissions or finder's fees, and no broker or finder has acted, directly or indirectly, for Dreyfus, in connection with this Agreement or the transactions contemplated hereby.

     3.27. Approval of Merger. Approval of the Merger by the shareholders of Dreyfus requires the affirmative vote of holders of two-thirds of the issued and outstanding shares of Dreyfus Common Stock.

     3.28. Opinion of Financial Advisor. The Board of Directors of Dreyfus has received the opinions of each of Lazard Freres & Co. and Salomon Brothers Inc, dated the date hereof, to the effect that, as of the date hereof, the Exchange Ratio is fair from a financial point of view to the stockholders of Dreyfus.

                                ARTICLE III-B

                   REPRESENTATIONS AND WARRANTIES OF MELLON

     Mellon, Mellon Bank and Merger Subsidiary hereby represent and warrant to Dreyfus that, except as set forth in a letter from Mellon to Dreyfus delivered concurrently with this Agreement (the "Mellon Disclosure Letter") (all disclosure on which Mellon Disclosure Letter shall state with particularity the representation and warranty herein, including section reference, to which such disclosure relates), (i) the statements in the Recitals that relate to it are true and correct and (ii) as follows:

     3.29. Organization, Standing, and Authority. Mellon is a corporation duly organized, validly existing, and in good standing under the laws of the Commonwealth of Pennsylvania and is duly qualified to do business and in good standing in the States of the United States and foreign jurisdictions where its ownership or leasing of property or the conduct of its business requires it to be so qualified and in which the failure to be duly qualified would, either individually or in the aggregate, have a material adverse effect on the business, operations, assets, condition (financial or otherwise), results of operations, or prospects of Mellon and its subsidiaries (the "Mellon Subsidiaries"), taken as a whole, or Mellon's ability to consummate the transactions contemplated by this Agreement (an "Mellon Material Adverse Effect"). Mellon has all necessary corporate power and authority to carry on its business as now conducted, to own, lease, and operate its assets, properties, and business, and to execute and deliver, and to perform its obligations under, this Agreement, subject to approval by the shareholders of Mellon. Mellon has in effect all federal, state, local, and foreign governmental authorizations necessary for it to own or lease its properties and assets and to carry on its business as it is now conducted, the

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

absence of which would, either individually or in the aggregate, have a Mellon Material Adverse Effect.

     3.30. Mellon Subsidiaries. Mellon's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, lists all of the Mellon Subsidiaries required to be listed therein. No equity securities of any of the Mellon Subsidiaries which constitutes a Significant Subsidiary of Mellon within the meaning of Rule 1-02 of Regulation S-K of the Securities and Exchange Commission (a "Mellon Material Subsidiary") are or may become required to be issued (other than to Mellon) by reason of any Rights, and there are no contracts, commitments, understandings or arrangements by which any Mellon Material Subsidiary is bound to issue or sell shares of its capital stock or Rights. All of the shares of capital stock of each Mellon Material Subsidiary held by Mellon or a Mellon Subsidiary are fully paid and nonassessable and are owned by Mellon or a Mellon Subsidiary free and clear of any claim, lien or encumbrance. Each Mellon Material Subsidiary is duly organized and, to the extent applicable, validly existing and in good standing under the laws of the jurisdiction in which it is incorporated or organized, and is duly qualified to do business and in good standing in the jurisdictions where its ownership or leasing or property or the conduct of its business requires to it to be so qualified and in which the failure to be duly organized, in good standing or qualified would, either individually or in the aggregate, have a Mellon Material Adverse Effect. Each Mellon Material Subsidiary has the corporate power and authority necessary for it to own or lease its properties and assets and to carry on its business as it is now being conducted, and has all federal, state, local and foreign governmental authorizations necessary for it to own or lease its properties and assets and to carry on its business as it is now being conducted, the absence of which governmental authorizations would, either individually or in the aggregate, have a Mellon Material Adverse Effect.

     3.31. Authority.

     (a) The execution and delivery of this Agreement by Mellon, and the consummation by Mellon of the transactions contemplated herein, have been duly and validly authorized by all necessary corporate action on the part of Mellon, subject to the approval of the shareholders of Mellon to the extent required by applicable law. This Agreement, subject to requisite shareholder approval represents a valid and legally binding obligation of Mellon, enforceable against Mellon in accordance with its terms.

     (b) Neither the execution and delivery of this Agreement by Mellon, nor the consummation by Mellon of the transactions contemplated herein, nor compliance by Mellon with any of the provisions hereof, will (i) subject to the necessity of obtaining shareholder approval of this Agreement, conflict with or result in a breach of any provision of the certificate of incorporation or by-laws of Mellon or any Mellon Subsidiary

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

(collectively, the "Mellon Companies") or (ii) constitute or result in the breach of any term, condition, or provision of, or constitute a default or give rise to any additional liability under, or give rise to any right of termination, cancellation, or acceleration with respect to, or result in the creation of any lien, charge, or encumbrance upon any property or assets of any of the Mellon Companies pursuant to, any note, bond, mortgage, indenture, license, agreement, lease, or other instrument or obligation to which any of them is a party or by which any of them or any of their properties or assets may be subject, and that would, either individually or in the aggregate, have a Mellon Material Adverse Effect. The Mellon Disclosure Letter lists the approvals, authorizations, filings, registrations and notifications required on Mellon's behalf in connection with the consummation of the transactions contemplated hereby, the failure to obtain which would have a Mellon Material Adverse Effect. Except as stated in the Mellon Disclosure Letter, consummation of the transactions contemplated hereby will not violate any order, writ, injunction, decree, statute, rule, or regulation applicable to any of the Mellon Companies or any of their properties or assets, except for such violations which would not have a Dreyfus Material Adverse Effect.

     (c) The Board of Directors of Mellon (at a meeting duly called and held) has by requisite vote (i) determined that the Merger is in the best interests of Mellon and its shareholders, (ii) authorized and approved this Agreement, and the transactions contemplated hereby, and (iii) directed that the issuance of the Mellon Common Stock hereunder be submitted for consideration to Mellon's shareholders at a special meeting of Mellon's shareholders.

     3.32. Financial Statements. Mellon has delivered to Dreyfus, prior to the execution of this Agreement, the Mellon Financial Statements (as hereinafter defined) in respect of periods ending on or prior to September 30, 1993, and will promptly deliver when available copies of the Mellon Financial Statements in respect of periods ending after September 30, 1993. The Mellon Financial Statements (as of the dates thereof and for the periods covered thereby): (i) are (and, in the case of Mellon Financial Statements in respect of periods ending after September 30, 1993, will be) in accordance with the books and records of the Mellon Companies, and have been (and, in the case of Mellon Financial Statements in respect of periods ending after September 30, 1993 will continue to be) prepared in accordance with GAAP and good business practices, and (ii) present (and, in the case of Mellon Financial Statements in respect of periods ending after September 30, 1993, will present) fairly, in all material respects, the consolidated financial position and the consolidated results of operations, changes in shareholders' equity, and cash flows of the Mellon Companies as of the dates and for the periods indicated, in accordance with GAAP applied, except as otherwise disclosed therein, on a basis consistent with prior

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

periods (subject in the case of interim financial statements to normal recurring year-end adjustments normal in nature and amount). Mellon Financial Statements shall mean (i) the consolidated balance sheets (including related notes and schedules, if any) of Mellon as of September 30, 1993, and as of December 31, 1992, 1991 and 1990, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows (including related notes and schedules, if any) for the nine months ended September 30, 1993, and for each of the three years ended December 31, 1992, 1991, and 1990, as filed by Mellon with the SEC and (ii) the consolidated balance sheets of Mellon (including related notes and schedules, if any) and related consolidated statements of income, of changes in shareholders' equity, and of cash flows (including related notes and schedules, if any) included in documents filed with the SEC with respect to periods ended subsequent to September 30, 1993.

     3.33. Absence of Undisclosed Liabilities. None of the Mellon Companies has any obligation or liability (contingent or otherwise) that is material, either individually or in the aggregate, to the financial condition or results of operations of the Mellon Companies on a consolidated basis except (i) as reflected in the Mellon Financial Statements prior to the date of this Agreement and (ii) for commitments and obligations made, or liabilities incurred, in the ordinary course of its business consistent with past practices.

     3.34. Tax Matters. (a) All federal, state, local, and foreign tax returns required to be filed by or on behalf of any of Mellon and all other corporations and other entities of which Mellon owns or controls 50% or more of the outstanding equity securities have been timely filed or requests for extensions have been timely filed, granted, and have not expired, except for such returns the failure of which to timely file would not have a Mellon Material Adverse Effect. All taxes shown on filed returns have been paid, except for such failure to pay which would not have a Mellon Material Adverse Effect. There is no audit examination, deficiency, refund litigation, or matter in controversy with respect to which an adjustment to any tax item has been asserted or proposed that might result in a determination that could, either individually or in the aggregate, have a Mellon Material Adverse Effect, except as reserved against in the Mellon Financial Statements. All taxes, interest, additions, and penalties which are material in amount and which are due with respect to completed and settled examinations or concluded litigation have been paid or adequately reserved for, except for such failures to pay or reserve which would not have a Mellon Material Adverse Effect.

     (b) None of the Mellon Companies has executed an extension or waiver of any statute of limitations on the assessment or collection of any tax due that is currently in effect.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     (c) Adequate provision for any federal, state, local, or foreign taxes due or to become due for any of the Mellon Companies for any period or periods through and including September 30, 1993, has been made and is reflected in the September 30, 1993 financial statements included in the Mellon Financial Statements, except for such failures to provide which would not have a Mellon Material Adverse Effect.

     (d) Deferred taxes of the Mellon Companies have been provided for in accordance with GAAP, except for such failures to provide which would not have a Mellon Material Adverse Effect.

     3.35. Compliance with Laws.  Each of the Mellon Companies:

     (a) Is in compliance with all laws, regulations, reporting and licensing requirements, and orders applicable to its business or to the employees conducting its business, the breach or violation of which would, either individually or in the aggregate, have a Mellon Material Adverse Effect; and

     (b) Has received no notification or communication from any agency or department of federal, state, or local government or the staff thereof (i) asserting that, or commencing any investigation as to whether, any of the Mellon Companies is not in compliance with any of the statutes, regulations, or ordinances which such governmental authority enforces, which, as a result of such noncompliance in any such instance, could, either individually or in the aggregate, have a Mellon Material Adverse Effect, (ii) threatening to revoke any license, franchise, permit, or governmental authorization, which revocation, either individually or in the aggregate, could have a Mellon Material Adverse Effect.

     3.36. Employee Benefit Plans.

     (a) "Mellon Pension Plans" shall mean each current material pension, retirement, deferred compensation, stock option, stock purchase, savings, employee stock ownership, restricted stock, phantom stock, stock ownership or other similar plan as in effect on the date of this Agreement, including, without limitation, any "employee pension benefit plan", as that term is defined in Section 3(2) of ERISA, in respect of any of the present or former employees of, or dependents, spouses, or other beneficiaries of any of such directors, officers, employees of, any of the Mellon Companies. "Mellon Executive Programs" shall mean each current material employment or consulting agreement, severance (including, without limitation, change of control or golden parachute agreements or arrangements), bonus, profit-sharing, incentive, deferred compensation, supplemental or excess retirement, life insurance, health, or other plan, policy, contract, or arrangement as in effect on the date of this

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

Agreement, other than a Mellon Pension Plan or Mellon Welfare Plan (as hereinafter defined), which provides benefits or perquisites to or in respect of any of the present or former directors or officers, or dependents, spouses, or other beneficiaries of any of such directors or officers of, any of the Mellon Companies. "Mellon Welfare Plans" shall mean each current material severance, bonus, profit-sharing, incentive, deferred compensation, supplemental or excess retirement, life insurance, health, vacation, tuition assistance or reimbursement, legal services, salary continuation, travel or accident insurance or benefits, disability insurance or benefits, unemployment benefits, or other plans, policies, contracts or arrangements, including, without limitation, each "employee welfare benefit plan" within the meaning of
Section 3(1) of ERISA as in effect on the date of this Agreement which provides benefits or perquisites to or in respect of present or former employees of, or dependents, spouses, or other beneficiaries of, any of such employees of, any of the Mellon Companies. The Mellon Pension Plans, the Mellon Executive Programs and the Mellon Welfare Plans are collectively referred to as the "Mellon Benefit Plans". No Mellon Company has participated in or been a member of, and no Mellon Benefit Plan is or has been, a multiemployer plan within the meaning of Section 3(37) of ERISA.

     (b) All Mellon Benefit Plans conform to, and their administration is in compliance in all material respects with, the applicable provisions of ERISA and the Code, and any other applicable laws, rules, and regulations the breach or violation of which would have a Mellon Material Adverse Effect. With respect to the Mellon Benefit Plans, no event has occurred and, to the best knowledge of Mellon's management, there exists no condition or set of circumstances, in connection with which any of the Mellon Companies would be subject to any liability, lien or encumbrance or loss of tax deduction under ERISA or the Code, including, without limitation, ERISA Sections 409, 502(i),
Part 6 of Title I, 4062 or 4069 or Code Sections 4971, 4972, 4975, 4976, 4977,
4978, 4978B, 4979, 4980 or 4980B that would have, either individually or in the aggregate, a Mellon Material Adverse Effect (except liability for benefit claims and funding obligations payable in the ordinary course). None of the Mellon Companies has provided, or is required to provide, security to any Mellon Pension Plan which is subject to Title IV of ERISA pursuant to Section 401(a)(29) of the Code. No liability (other than annual premiums, all of which premiums due prior to the Effective Time have or will be paid) to the Pension Benefit Guaranty Corporation has been incurred with respect to any Mellon Pension Plan which is subject to Title IV of ERISA which would have a Mellon Material Adverse Effect.

     (c) No Mellon Pension Plan which is subject to Title IV of ERISA has any "unfunded current liability," as that term is defined in Section 302(d)(8)(A) of ERISA, and the present fair market value of the assets of each such plan exceeds the plan's "benefit liabilities," as that term is defined in Section

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

4001(a)(16) of ERISA, when determined under actuarial factors that would apply if the plan terminated as of the date of this Agreement in accordance with all applicable legal requirements, where there would be a Mellon Material Adverse Effect. Each such Mellon Pension Plan which is intended to qualify under
Section 401(a) of the Code has received a favorable determination letter and nothing has occurred since the date of such letter that would adversely affect such qualification which would have a Mellon Material Adverse Effect.

     (d) Except as otherwise provided in the Mellon Disclosure Letter, no Mellon Welfare Plan provides medical or death benefits (whether or not insured) with respect to current or former employees beyond their date of retirement or other termination of service (other than coverage provided in connection with the satisfaction of Section 601 of ERISA, the cost of which is fully paid by the former employee or his or her dependents).

     3.37. Material Contracts. None of the Mellon Companies, nor any of their respective assets, businesses, or operations, as of the date of this Agreement, is a party to, or is bound or affected by, or receives benefits under, any contract or agreement or amendment thereto (other than this Agreement) that in each case would be required to be filed as an exhibit to a Form 10-K filed by Mellon as of the date of this Agreement that has not been filed as an exhibit to or incorporated by reference in Mellon's Form 10-K filed for the fiscal year ended December 31, 1992 or Mellon's Form 10-Q filed for the quarter ended September 30, 1993.

     3.38. Material Contract Defaults. None of the Mellon Companies is in default under any contract, agreement, commitment, arrangement, lease, insurance policy, or other instrument to which it is a party, by which its respective assets, business, or operations may be bound or affected, or under which it or its respective assets, business, or operations receives benefits, and which default is reasonably likely to have, either individually or in the aggregate, a Mellon Material Adverse Effect, and there has not occurred any event that, with the lapse of time or the giving of notice or both, would constitute such a default.

     3.39. Legal Proceedings.  Except as disclosed in reports referred to in
Section 3.41, there are no legal or administrative actions, suits, or proceedings instituted or pending or, to the best knowledge of Mellon, threatened (or unasserted but considered probable of assertion and which would have at least a more than remote possibility of an unfavorable outcome) against any of the Mellon Companies or affecting any property, asset, interest, or right of any of them, that are reasonably expected to have, either individually or in the aggregate, a Mellon Material Adverse Effect.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     3.40. Absence of Certain Changes or Events. Except as disclosed in Mellon's Form 10-Q for the quarter ended September 30, 1993 filed with the SEC, since December 31, 1992, the Mellon Companies on a consolidated basis have not suffered, either individually or in the aggregate, any change having a Mellon Material Adverse Effect or failed to operate their business consistent with their past practices in all material respects.

     3.41. Reports. Since January 1, 1990, each of the Mellon Companies has filed all reports and statements, together with any amendments required to be made with respect thereto, that it was required to file with (i) the SEC and
(ii) any other applicable federal or state banking, securities, or other regulatory authorities (except filings (other than filings with federal or state banking authorities or the SEC) which are not material). As of their respective dates (and without giving effect to any amendments or modifications filed after the date of this Agreement with respect to reports and documents filed before the date of this Agreement), each of such reports and documents filed with any federal or state banking authorities or the SEC, including the financial statements, exhibits, and schedules thereto, complied in all material respects with all of the statutes, rules, and regulations enforced or promulgated by the authority with which they were filed and did not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements made therein in light of the circumstances under which they were made not misleading.

     3.42. Statements True and Correct. None of the information supplied or to be supplied by Mellon in writing for inclusion in the Registration Statement, the Joint Proxy Statement, or any other documents to be filed with the SEC or any other regulatory authority in connection with the transactions contemplated hereby, will, at the respective times such documents are filed, or, in the case of the Registration Statement, when it becomes effective or, with respect to the Joint Proxy Statement, when first mailed to the shareholders of Mellon and Dreyfus, be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading, or, in the case of the Joint Proxy Statement or any amendment thereof or supplement thereto, at the time of the Shareholder Meetings, be false or misleading with respect to any material fact, or omit to state any material fact necessary to make the statements therein in light of the circumstances under which they were made not misleading. All documents that Mellon is responsible for filing with the SEC or any other regulatory authority in connection with the transactions contemplated hereby will comply in all material respects with the provisions of applicable law including applicable provisions of the securities laws.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     3.43. Environmental Matters. (a) To the best knowledge of Mellon, each Mellon Subsidiary, the Participation Facilities, and the Loan Properties (each as defined below) are, and have been, in compliance with all applicable laws, rules, regulations, and standards, and all requirements of the United States Environmental Protection Agency ("EPA") and of state and local agencies with jurisdiction over pollution or protection of health or the environment, except for failures to comply which, individually or in the aggregate, do not or would not result in a Mellon Material Adverse Effect.

     (b) To the best knowledge of Mellon, there is no suit, claim, action, or proceeding, pending or threatened, before any court, governmental agency, board, or other forum pursuant to which Mellon or any of the Mellon Subsidiaries or any Loan Property, Participation Facility, or Trust Property (or in respect of such Loan Property, Participation Facility, or Trust Property) has been or, with respect to threatened proceedings, may be named as a defendant (i) for alleged noncompliance (including by any predecessor) with any environmental law, rule, or regulation or (ii) relating to the release into the environment of any Hazardous Material (as defined below) or oil, whether or not occurring at or on any site owned (including as trustee), leased, or operated by it or any of its subsidiaries or any Loan Property, Participation Facility, or Trust Property, except where such noncompliance or release does not or would not, individually or in the aggregate, result in a Mellon Material Adverse Effect.

     (c) To the best knowledge of Mellon, there is no reasonable basis for any suit, claim, action, or proceeding of a type described in Section 3.43(b), except as would not, individually or in the aggregate, result in a Mellon Material Adverse Effect.

     (d) During the period of (i) Mellon's or any of the Mellon Subsidiaries' ownership (including as trustee) or operation of any of their respective current properties, (ii) Mellon or any of the Mellon Subsidiaries' participation in the management of any Participation Facility, (iii) Mellon or any of the Mellon Subsidiaries' holding of a security interest in a Loan Property, or (iv) Mellon or any of the Mellon Subsidiaries' acting as a trustee or fiduciary with respect to a Trust Property, to the best knowledge of Mellon, there has been no release of Hazardous Material or oil in, on, under, or affecting such property, Participation Facility, Loan Property or Trust Property, except where such release does not or would not result, individually or in the aggregate, in a Mellon Material Adverse Effect. Prior to the period of (w) Mellon or any of the Mellon Subsidiaries' ownership (including as trustee) or operation of any of their respective current properties, (x) Mellon or any of the Mellon Subsidiaries' participation in the management of any Participation Facility, (y) Mellon or any of the Mellon Subsidiaries acting as trustee or other fiduciary with respect to Trust Property, or (z)

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

Mellon or any of the Mellon Subsidiaries' holding of a security interest in a Loan Property, to the best knowledge of Mellon, there was no release of Hazardous Material or oil in, on, under, or affecting any such property, Participation Facility, or Loan Property, except where such release does not or would not result, individually or in the aggregate, in a Mellon Material Adverse Effect.

     (e) The following definitions apply for purposes of this Section 3.43:
(i) "Loan Property" means any property in which Mellon (or a Mellon
Subsidiary) holds a security interest for an amount greater than $2,500,000, and, where required by the context, includes the owner or operator of such property, but only with respect to such property; (ii) "Participation Facility" means any property in which Mellon (or a Mellon Subsidiary) participates in the management of such property and, where required by the context, includes the owner or operator of such property, but only with respect to such property;
(iii) "Trust Property" means any property with respect to which Mellon (or a Mellon Subsidiary) acts or has acted as a trustee or other fiduciary (including investment advisor), directly or indirectly, and includes any trust or similar legal vehicle that owns or controls (or that owned or controlled) such property and, where required by the context, includes the trustee or other fiduciary, but only with respect to such property; and (iv) "Hazardous Material" means any pollutant, contaminant, or hazardous substance within the meaning of the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. Section 9601 et. seq., or any similar federal, state, or local law.

     3.44. Books of Account. The books of account of each Mellon Company have been and will be maintained in compliance with all applicable legal and accounting requirements in all material respects.

     3.45. Properties. Except for such Liens and imperfections of title as would not materially affect the value of personal or real property reflected in the Mellon Financial Statements or acquired since the date of such statements and which do not, individually or in the aggregate, materially interfere with or impair the present and continued use of such property, each Mellon Company has good title, free and clear of any Liens, to all of the personal and real property reflected in the Mellon Financial Statements as being owned by it, and to all personal and real property acquired by it since the respective dates of the Mellon Financial Statements, except such personal and real property as has been disposed of in the ordinary course of the business consistent with past practice.

     3.46. Employee Relationships. There are no labor or collective bargaining agreements, contracts or understandings with a labor union or labor organization which are binding upon any Mellon Company, nor, to Mellon's knowledge is there, as of the

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

date hereof, any activity involving any employees of any Mellon Company seeking to certify a collective bargaining unit or engaging in any other union organizational activity.

     3.47. Filings, etc. (a) Since December 31, 1990, each Mellon Company has had and now has all material permits, licenses, certificates of authority, orders and approvals of, and has made all material filings, applications and registrations with, federal, state, local or foreign governmental or regulatory bodies, that are required in order to permit each of them to carry on its respective business as presently conducted; and such permits, licenses, certificates of authority, registrations, orders and approvals are in full force and effect in all material respects. The conduct of its respective business by each Mellon Company has not, since December 31, 1990, and currently does not, violate or infringe any material applicable domestic (federal, state or local) or foreign law, statue, ordinance, license, rule or regulation.

     (b) There are no proceedings pending (or, to the knowledge of Mellon, threatened, nor to the knowledge of Mellon has any event occurred or condition exist that is reasonably likely to form the basis for any proceeding) that is reasonably likely to result in the revocation, cancellation or suspension, or any adverse modification, of any permit, license, certificate of authority, order or approval referred to in Section 3.47(a), and the execution and delivery of this Agreement and the consummation of any factions contemplated hereby will not result in any such revocation, cancellation, suspension or modification.

     (c) None of any Mellon Company, or any officer, director or employee thereof, is a party or subject to any order, directive, decree, condition or similar arrangement or action (other than exemptive orders) relating to its business with or by any federal, state, local or foreign regulatory authority.

     3.48. Brokers and Finders. Except for Goldman, Sachs & Co., Mellon has not employed any broker or finder or incurred any liability for any financial advisory fees, brokerage fees, commissions or finder's fees, and no broker or finder has acted, directly or indirectly, for Mellon, in connection with this Agreement or the transactions contemplated hereby.

     3.49. Antitakeover Provisions Inapplicable. No "Business combination", "moratorium", "control share", or other state antitakeover statute or regulation (x) prohibits or restricts Mellon's ability to perform its obligations under this Agreement, or its ability to consummate the transactions contemplated hereby, (y) would have the effect of invalidating or voiding this Agreement, or any provisions hereof, or (z) would subject Dreyfus to any material impediment or condition in connection with the exercise of any of its rights under this Agreement.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     3.50. Approval of Merger. Approval of the Merger by the shareholders of Mellon requires the affirmative vote of holders of in excess of 1/2 of the issued and outstanding shares of Mellon Common Stock and Mellon Series D Preferred Stock, voting as one class.

     3.51. Ownership of Dreyfus. No Mellon Company owns any shares of Dreyfus Common Stock.

     3.52. Non-Competition Agreements. No Mellon Company is a party to any contract containing covenants limiting the freedom of a Mellon Company to compete either in any line of business or with any person or entity which would have a Dreyfus Material Adverse Effect.

     3.53. Opinion of Financial Advisor. Mellon's Board of Directors has received the opinion of Goldman, Sachs & Co., dated the date hereof, to the effect that, as of the date hereof, the Exchange Ratio is fair from a financial point of view to the stockholders of Mellon.

     3.54. No Violation of Rights Agreement. None of the execution or delivery of this Agreement, the issuance of Mellon Common Stock to the holders of Dreyfus Common Stock pursuant to this Agreement or any other transactions contemplated by this Agreement will (x) cause a Separation Time (as defined in the Shareholder Protection Rights Agreement dated as of August 15, 1989, the "Rights Agreement") between Mellon and Mellon Bank as rights agent to occur or
(y) cause any person to be deemed an "Acquiring Person" within the meaning of the Rights Agreement.

                                  ARTICLE IV

                   CONDUCT OF BUSINESS PRIOR TO THE CLOSING

     4.01. Dreyfus Conduct Prior to Closing. Dreyfus hereby covenants and agrees with Mellon that each Dreyfus Company shall operate its businesses only in the usual, regular and ordinary course and substantially in accordance with past practices, and shall use its best efforts to preserve intact its business organization and assets and maintain its rights, franchises and business and customer relations necessary to run the business as currently run in all material respects. Without in any way limiting the foregoing, Dreyfus agrees not to do any of the following without the prior written consent of Mellon:

          (a) declare, set aside, make or pay any dividend or other distribution in respect of its capital stock or other equity interests or otherwise purchase or redeem, directly or indirectly, any shares of its capital stock or other equity interests, except (i) regular quarterly

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     cash dividends on the Dreyfus Common Stock at a rate per quarter not in excess of $0.19 per share;

          (b) issue or sell any shares of its capital stock or any Rights, except for issuances of shares of capital stock pursuant to employee stock options heretofore granted under existing plans;

          (c) incur any indebtedness for borrowed money, except in the ordinary course of business consistent with past practice, or issue or sell any debt securities;

          (d) except in the ordinary course of business, mortgage, pledge or otherwise subject to any material Lien, any of its properties or assets, tangible or intangible;

          (e) except where required in the exercise of its fiduciary obligations, in the case of any Fund, request that any action be taken by the Fund Board, other than routine actions that would not be reasonably expected to have a Dreyfus Material Adverse Effect;

          (f) pay any bonus to any officer, director, employee, sales representative, agent or consultant, or grant to any officer, director, employee, sales representative, agent or consultant any other increase in compensation in any form except in accordance with past practice;

          (g) except to the extent that Mellon has otherwise expressly agreed in writing as of the date hereof, or as may be required by law, or as otherwise specifically provided herein, adopt, or amend in any material respect, any employment, bonus, profit-sharing, compensation, stock option, pension, retirement, deferred compensation or other plan, agreement, trust, fund or arrangement for the benefit of officers, directors, employees, sales representatives, agents or consultants;

          (h) amend its certificate of incorporation or materially amend its by-laws or any other organizational documents, except as required by law;

          (i) change in any material respect its accounting practices or principles, except as required by law or GAAP;

          (j) enter into or recommend that any Fund enter into any type of business materially different from that conducted by a Dreyfus Company or a Fund as of the date

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


     of this Agreement or enter into or participate in any joint venture or partnership, except for new Funds created in the ordinary course of business;

          (k) other than in the ordinary course of business, acquire direct or indirect control over any corporation or other organization or make any acquisition of all or a substantial part of a business or operations having in either case total assets of over $5,000,000, or dispose of any business or operations having assets of over $5,000,000;

          (l) agree or commit to do any of the foregoing; and

          (m) to the extent that Mellon Bank is or, following the Closing, Dreyfus will be, prohibited by law or regulation from owning the Dreyfus Consumer Life Insurance Company, the Dreyfus Security Savings Bank, F.S.B. or the Trotwood Corporation (the "Designated Entities") Dreyfus shall at the request of Mellon dispose of such Designated Entities in an orderly manner prior to the Closing; provided that no such disposition need be effected until after the approval of the Merger by the shareholders of Dreyfus and the determination by Dreyfus that there is a substantial probability that the Merger shall occur. In addition, prior to the Effective Time, Dreyfus shall cooperate with Mellon Bank to make arrangements so that, after the Effective Time, Dreyfus Service Corp. shall cease to act as an underwriter or distributor of securities to the extent necessary to obtain the Bank Regulatory Approvals (as hereinafter defined).

     4.02. Mellon Conduct Prior to Closing. Mellon and Mellon Bank hereby agree not to, and agree to cause each Mellon Subsidiary not to, do any of the following without the prior written consent of Dreyfus:

          (a) (as to Mellon only) declare, set aside, make or pay any dividend or other distribution in respect of its capital stock or other equity interests or otherwise purchase or redeem, directly or indirectly, any shares of its capital stock or other equity interests (other than purchases or redemptions which would not cause the Merger to fail to qualify as a pooling of interests for accounting purposes), except regular quarterly cash dividends on the Mellon Common Stock;

          (b) issue or sell any shares of its capital stock or any Rights, except for issuances of shares of common stock pursuant to employee stock options under existing plans, conversion or exercise rights with respect to

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     outstanding securities of Mellon, and except for shares issued for fair value;

          (c) take any action that would materially delay or adversely affect the ability of Mellon or Mellon Bank to obtain the approvals of any governmental entities required to permit consummation of the Merger; and

          (d) acquire (including, without limitation, by merger, consolidation, or acquisition of stock or assets) any corporation, partnership, other business organization or any division thereof or any assets, where such acquisition would have a Mellon Material Adverse Effect.

     In addition, prior to the Closing, Mellon will not take any action requiring the approval of the shareholders of Mellon (other than the transactions contemplated hereby) without first obtaining the consent of the Chief Executive Officer of Dreyfus, which consent shall not be unreasonably withheld.

     4.03. Consents and Approvals. (a) Subject to the terms and conditions herein provided, including, without limitation, Section 5.05, each of the parties hereto agrees to cooperate with the other and use its best efforts to take, or cause to be taken, all action, and to do, or cause to be done, all things necessary, proper or advisable to consummate the transactions contemplated by this Agreement as promptly as practicable, including, without limitation, under the Hart-Scott-Rodino Antitrust Improvements Act (the "HSR Act") and all other applicable laws and regulations. The parties hereto covenant and agree to take no action, (i) which would render any of their representations and warranties contained herein untrue in any material respect at and as of the Closing, (ii) which would materially and adversely affect the ability of any of them to satisfy any of the conditions set forth in Article VI, (iii) which would adversely affect the eligibility of the transactions contemplated hereby for pooling-of-interests accounting treatment, or (iv) which would cause such transactions to fail to be a tax free reorganization within the meaning of Section 368(a)(1)(B) of the Code.

     (b) To the extent that the rights of Dreyfus or any Dreyfus Subsidiary under any agreement, including any Investment Contract, may not be assigned without the consent or approval of another party thereto, Dreyfus shall use its best efforts to obtain any such consent. Subject to Section 5.11, without limiting the foregoing, Dreyfus as promptly as practicable, will (i) use its best efforts to obtain, or cause to be obtained, all consents necessary to be obtained in order to consummate the transactions contemplated hereby, (ii) use its best efforts to prepare or cause to be prepared, file with or cause to be filed with and cause to be cleared by the SEC and all other governmental and regulatory agencies having jurisdiction thereover, as promptly

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

as practicable after the date hereof, all proxy solicitation materials required to be distributed to Fund shareholders in connection with such consents, and
(iii) mail such proxy solicitation materials to such shareholders promptly and hold meetings of shareholders of the Funds as promptly thereafter as practicable.

                                  ARTICLE V

                            ADDITIONAL AGREEMENTS

     5.01. Current Information. During the period from the date of this Agreement to the Closing, each party will cause one or more of their representatives to confer on a regular and frequent basis with representatives of the other party with respect to the status of its ongoing operations (and, in the case of Dreyfus, the Funds). Each party will promptly notify the other party of any material change in the normal course of its business (or, in the case of Dreyfus, any Fund) or of any complaints from a governmental or regulatory authority or a self-regulatory body, investigations or hearings (or communications indicating that the same may be contemplated), or the institution or the threat of any litigation that comes to their attention which would, in any manner, challenge, prevent, alter or materially delay any of the transactions contemplated hereby and each party will keep the other party informed with respect to such events. Dreyfus and Mellon will notify each other of the status of regulatory applications and third party consents related to the transactions contemplated hereby.

     5.02. Access; Information. (a) Each party shall afford to the other parties such access during normal business hours and without material business interruption to its, its subsidiaries' books, records (including, without limitation, Tax Returns and appropriate work papers of independent auditors under normal professional courtesy), properties, and to such other information as such party may reasonably request.

     (b) All non-public records, books, contracts, instruments, computer data and other data and information (collectively, the "Information") concerning the other parties or the Funds furnished it pursuant to this Agreement shall be subject to the confidentiality agreements between the parties previously entered into. In the event of the termination of this Agreement, each party shall return or destroy all Information furnished to such party and its representatives hereunder and all analyses, compilations, data, studies other documents prepared by such party or its representatives containing or based in whole or in part on any such Information.

     5.03. Effect of Investigations. No investigation by the parties hereto made heretofore or hereafter, or the provision

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

of any documents, whether pursuant to this Agreement or otherwise shall affect the representations and warranties of the parties which are contained herein and each such representation and warranty shall survive such investigation.

     5.04. Agreement of Affiliates. Dreyfus shall deliver to Mellon, no later than 30 days after the date of this Agreement, a letter identifying each person whom it reasonably believes is an "affiliate" of Dreyfus for purposes of Rule 145 under the 1933 Act. Thereafter Dreyfus shall identify to Mellon each additional person whom Dreyfus reasonably believes to have thereafter become an "affiliate." Dreyfus shall use its best efforts to cause each person who is identified as an "affiliate" pursuant to the two immediately preceding sentences to deliver to Mellon as promptly as practicable, a written agreement, substantially in the form of Exhibit 5.04.

     5.05. Acquisition Proposals. Except as provided in Section 4.01(m), Dreyfus agrees that neither it nor any of its officers, directors, employees, agents or representatives (including, without limitation, any investment banker, attorney or accountant retained by any of them) shall initiate, solicit or encourage, directly or indirectly, any inquiries or the making of any proposal or offer with respect to a merger, consolidation or similar transaction involving, or any purchase of any substantial portion of the assets or any substantial portion of the equity securities of Dreyfus or any Dreyfus Subsidiary, or the assignment of any substantial portion of any investment advisory, subadvisory, administrative or distribution agreement by any Dreyfus Company or the entering into by any Fund of an investment advisory, subadvisory, administrative or distribution agreement with any company other than a Dreyfus Company (any such proposal or offer being hereinafter referred to as an "Acquisition Proposal"); provided, however, that
(i) Dreyfus may furnish or cause to be furnished information concerning Dreyfus and its business, properties or assets to a third party, (ii) Dreyfus may engage in discussions or negotiations with a third party, (iii) following receipt of an Acquisition Proposal, Dreyfus may take and disclose to its stockholders a position contemplated by Rule 14e-2 or Rule 14d-9 under the Exchange Act or otherwise make a disclosure to Dreyfus's stockholders and/or
(iv) following receipt of an Acquisition Proposal or withdrawal of (or failure to update at the time of mailing of the Joint Proxy Statement) the opinions referred to in Section 3.28, Dreyfus's Board of Directors may fail to make, withdraw or modify its recommendation referred to in Section 5.11, but in each case referred to in the foregoing clauses (i), (ii) and (iv), only to the extent that the Board of Directors of Dreyfus shall determine on the basis of written advice from outside counsel (who may be Dreyfus's regularly retained outside counsel) that such action is necessary in order for the Board of Directors to act in a manner consistent with its fiduciary obligations under applicable law. Dreyfus will take the necessary steps to inform the appropriate individuals or entities

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

referred to in the first sentence hereof of the obligations undertaken in this
Section 5.05. For purposes of this Section 5.05, an Acquisition Proposal shall include any proposal or arrangement whether oral or in writing, providing for, requiring, or having the effect of requiring Dreyfus to, or contemplating that Dreyfus would, abandon, terminate, or fail to consummate the Merger or any of the other transactions contemplated under this Agreement. In the event that Dreyfus shall receive an Acquisition Proposal or take any action described in clause (i) or (ii) above, Dreyfus shall promptly inform Mellon of the material details of such Acquisition Proposal and/or its actions in response thereto or its actions described in clauses (i) and (ii) and shall thereafter keep Mellon reasonably and promptly informed of all material facts and material circumstances relating to said Acquisition Proposal and Dreyfus's actions relating thereto (for purposes of this sentence, Dreyfus's actions shall include the actions of its advisors, agents and representatives).

     5.06. Stock Exchange Listing. Mellon shall use its best efforts to list on the NYSE, upon official notice of issuance, and Mellon shall reserve for issuance, the Mellon Common Stock to be issued to the Dreyfus stockholders hereunder.

     5.07. Notification of Certain Matters. Each party shall give prompt notice to the other parties of: (i) any notice of, or other communication relating to, a material default or event that, with notice or lapse of time or both, would become a material default, under any material contract; (ii) any event, act or omission which results or is likely to result in a Dreyfus Material Adverse Effect or Mellon Material Adverse Effect (as the case may be) of which it has knowledge; (iii) any failure to obtain any consent referred to in Section 4.03; and (iv) any notice or other communication from any third party alleging that the consent of such third party is or may be required in connection with any of the transactions contemplated by this Agreement.

     5.08. Customers. After execution of this Agreement and prior to the Closing, Dreyfus shall, after consultation with Mellon, notify the Fund Boards, the Clients and any other customers of Dreyfus of the transactions contemplated hereby.

     5.09. Qualification of the Funds; Fund Boards. Subject to applicable fiduciary duties to the Funds, Dreyfus will take no action (i) that would prevent any Fund (other than a Fund which is a limited partnership) from qualifying as a "regulated investment company" within the meaning of Section 851 of the Code, or (ii) that would be inconsistent with any Fund's prospectus and other offering, advertising and marketing materials, where such action would in either case have a Dreyfus Material Adverse Effect.

     5.10. Press Releases, Etc. Dreyfus and Mellon will consult with each other as to the form, substance and timing of

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

any press release or other public disclosure of matters related to this Agreement, or any of the transactions contemplated hereby and no such press release or other public disclosure shall be made without the consent of the other party, which shall not be unreasonably withheld or delayed; provided,
                                                                  --------
however, that the parties may make such disclosures as are required by law
- - -------
after making reasonable efforts in the circumstances to consult in advance with the other parties.

     5.11. Registration Statement; Shareholder Approvals. As promptly as is reasonably practical after the date of this Agreement, Mellon shall prepare and file the Registration Statement with the SEC and Dreyfus and Mellon shall use their best efforts to cause the Registration Statement to become effective under the Securities Act. Mellon will take any action reasonably required to be taken under the applicable state Blue Sky or securities laws in connection with the issuance of the shares of its Common Stock upon consummation of the Merger. Each party shall furnish all information concerning it and the holders of its capital stock as the other party may reasonably request in connection with such action. Dreyfus and Mellon shall each call its Shareholders Meeting to be held as soon as reasonably practicable after the obtaining of the Bank Regulatory Approvals (as defined below) for the purpose of voting upon the Merger (in the case of Dreyfus) and the issuance of the Mellon Common Stock (in the case of Mellon) (the "Relevant Matters"). In connection with the Shareholders Meetings, (i) Dreyfus and Mellon shall prepare and file the Joint Proxy Statement with the SEC and mail it to their respective shareholders; provided that the Joint Proxy Statement shall not be required to be mailed prior to receipt of the approval of the Office of the Comptroller of the Currency and, if required, the Board of Governors of the Federal Reserve System, insofar as such approvals are required with reference to the mutual fund activities currently conducted by the Dreyfus Companies (the "Bank Regulatory Approvals") of the transactions contemplated hereby, (ii) the parties shall furnish to each other all information concerning them that the parties may reasonably request in connection with the Joint Proxy Statement,
(iii) the boards of directors of Dreyfus and Mellon shall recommend to their respective shareholders the approval of the Relevant Matters, provided, however, that such recommendation may not be made or may be withdrawn, modified, or amended (A) after the receipt by Dreyfus of an Acquisition Proposal to the extent the Board of Directors of Dreyfus reasonably determines, upon the written advice of outside counsel (who may be Dreyfus's regularly retained

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

outside counsel) that such action is necessary in order for the Board of Directors of Dreyfus to act in a manner which is consistent with its fiduciary obligations under applicable law or (B) in the event the opinions referred to in Section 3.28 have been withdrawn (or shall fail to be updated at the time of mailing of the Joint Proxy Statement), to the extent the Board of Directors of Dreyfus reasonably determines, upon the written advice of outside counsel (who may be Dreyfus's regularly retained outside counsel) that such action is necessary in order for the Board of Directors of Dreyfus to act in a manner which is consistent with its fiduciary obligations under applicable law, and
(iv) except as provided in the preceding clause (iii), Dreyfus and Mellon shall otherwise use their best efforts to obtain such shareholders' approval. Dreyfus shall use its best efforts to obtain the approvals referred to in Section 6.01(k) as soon as reasonably practicable after the date of this Agreement; provided that no mailing of proxy solicitation materials to Fund shareholders as referred to in Section 4.03(b) need be made prior to receipt of the Bank Regulatory Approvals, it being understood, however, that all filings and other actions will be taken as soon as reasonably practicable so as to permit such mailings to be made as soon as practicable after receipt of such Bank Regulatory Approvals. Any information provided by Dreyfus to any Funds in connection with such approvals will comply with all applicable legal requirements.

     5.12. Applications. Mellon shall prepare and file applications with the appropriate governmental authorities seeking the approvals necessary for Mellon to consummate the transactions contemplated by this Agreement.

     5.13. Section 15(f). The parties each agree to use their respective best efforts to assure compliance with the conditions of Section 15(f) of the Investment Company Act as it applies to the transactions contemplated by this Agreement. Mellon and Mellon Bank jointly and severally agree as follows:

     (a) For a period of not less than three years after the Effective Time, Mellon and Mellon Bank jointly and severally shall use their best efforts to assure that no more than 25% of the members of the board of directors or trustees of any Fund shall be "interested persons" (as defined in the Investment Company Act) of the Dreyfus Companies or the Mellon Companies, or any entity that succeeds the Dreyfus Companies or the Mellon Companies as investment advisor to each Fund or any person that before or after the Effective Time was or is an affiliated person of any of the foregoing within the meaning of the Investment Company Act. Without limiting the generality of the foregoing, Mellon and Mellon Bank will not take, recommend or endorse any action that would cause more than 25% of the number of any such board to be "interested persons."

     (b) Mellon and Mellon Bank each represent and warrant that there is no express or implied understanding, arrangement or intention to impose an "unfair burden" within the meaning of Section 15(f) of the Investment Company Act on any of the Funds as a result of the transactions contemplated hereby, and that for a period of not less than two years after the Effective Time neither of them will take or recommend any act that would constitute an "unfair burden" on any Fund.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     5.14. Tax Information. Dreyfus shall cooperate in obtaining from the appropriate taxing authority for Mellon's review, Dreyfus's tax account information for federal, state or local taxes, as requested by Mellon. Mellon shall cooperate in obtaining from the appropriate taxing authority for Dreyfus's review, Mellon's tax account information for federal, state or local taxes, as requested by Dreyfus.

     5.15. Reorganization and Accounting Treatment. The Mellon Companies will take no action after the Effective Time which would cause the Merger to fail to be characterized as a tax-free reorganization under Section 368 of the Code or as a pooling of interests, for accounting purposes.

     5.16. Post-Merger Operations. Following the Effective Time, Mellon and Mellon Bank shall take or cause to be taken the following actions:

     (a) Throughout the two-year period following the Effective Time, the Continuing Corporation will operate the business formerly operated by Dreyfus as a direct or indirect subsidiary of Mellon to be headquartered in the New York City Metropolitan Area and to be known under Dreyfus's current corporate name.

     (b) Throughout the two-year period following the Effective Time, Howard Stein shall be the Chief Executive Officer of the Continuing Corporation and Joseph DiMartino shall be the President of the Continuing Corporation.

     (c) As of the Effective Time, the Board of Directors of Mellon shall (i) increase the size of the Mellon Board of Directors by three members and shall appoint Mr. Stein, Mr. Joseph DiMartino and Mr. Edward J. McAniff to fill the vacancies created thereby, and (ii) increase the size of the Executive Committee of the Mellon Board of Directors by one member and appoint Mr. Stein to fill the vacancy created thereby, to the extent that those persons are able and willing to serve on the Mellon Board of Directors (and Mr. Stein is able and willing to serve on the Executive Committee). In addition, persons who are members of Dreyfus's Board of Directors immediately prior to the Effective Time shall continue to serve on the Board of Directors of the Continuing Corporation throughout the two-year period following the Effective Time, to the extent such persons are able and willing to serve on the Board of Directors of the Continuing Corporation, together with such additional persons as Mellon may appoint to such Board.

     (d) As of the Effective Time, an Executive Committee of the Dreyfus Board of Directors shall be appointed. During that two-year period following the Effective Time, unless otherwise determined by the Dreyfus Executive Committee, the Dreyfus Executive Committee shall consist of four persons, of whom two

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

shall be Howard Stein and Joseph DiMartino, provided such persons are able and willing to serve on the Dreyfus Executive Committee, and the other two shall be Frank V. Cahouet and W. Keith Smith. The Executive Committee shall meet regularly (and in any event not less than monthly).

                                  ARTICLE VI

                                  CONDITIONS

     6.01. Conditions to Each Party's Obligations to Consummate. The respective obligations of each party to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment or waiver at or prior to the Closing of the following conditions:

          (a) Regulatory approvals. The transactions contemplated by this Agreement shall have been approved by any federal, state, foreign or local governmental or regulatory authority or self-regulatory body the approval of which is required to permit consummation thereof, including the Office of the Comptroller of the Currency and, if required, the Board of Governors of the Federal Reserve System, without the imposition of any condition, requirement or commitment which, in the case of the obligations of the Mellon Companies, is reasonably likely to have a Dreyfus Material Adverse Effect or a Mellon Material Adverse Effect, and, in the case of the obligations of Dreyfus, is reasonably likely to have a Mellon Material Adverse Effect; and all waiting periods arising under the HSR Act or any other applicable law shall have duly lapsed or been terminated.

          (b) No Orders. None of Mellon or Mellon Bank, Dreyfus or any Fund shall be subject to any order, decree or injunction of a court or agency of competent jurisdiction which either enjoins or prohibits the consummation of any of the transactions contemplated by this Agreement.

          (c) Representations and Warranties. The representations and warranties of the other party set forth or referred to in this Agreement shall be true and correct both individually and in the aggregate in all material respects as of the date of this Agreement and as of the Effective Time with the same effect as though all such representations and warranties had been made on and as of the Effective Time, except (i) for any such representations and warranties made as of a specified date, which shall be true and correct in all material respects as of such date, or (ii) as expressly

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     contemplated or permitted by this Agreement. For purposes hereof, a representation or warranty shall be deemed to be correct in all material respects unless a breach, if any, thereof (excluding for these purposes any materiality limitations therein), has a Dreyfus Material Adverse Effect or a Mellon Material Adverse Effect (as the case may be). The representations and warranties shall be deemed in the aggregate to be true and correct in all material respects unless the breaches of all the representations and warranties, if any (excluding, for these purposes, any materiality limitations therein) have, as a whole, a Dreyfus Material Adverse Effect or a Mellon Material Adverse Effect (as the case may be). In addition, for purposes hereof, in determining whether any Dreyfus Material Adverse Effect has occurred, no consideration shall be given to any decline in assets managed, administered or advised by the Dreyfus Companies due to the termination or reduction by any competitors of the Mellon Companies of any agreements, arrangements or other investment relationships between the Dreyfus Companies or the Funds and such competitors.

          (d) Performance of Agreements and Covenants. Each and all of the agreements and covenants of the other party to be performed and complied with pursuant to this Agreement and the other agreements contemplated hereby prior to the Effective Time shall have been duly performed and complied with by it in all material respects.

          (e) Certificates. Each of the parties shall have delivered to the other a certificate, dated as of the Effective Time and signed on its behalf by its chief executive officer and its chief financial officer, to the effect that the conditions of its obligations set forth in Sections 6.01(c) and (d) of this Agreement with respect to it have been satisfied.

          (f) Shareholder Approvals. The shareholders of Dreyfus and Mellon shall have approved the Relevant Matters, as and to the extent required by law and by the provisions of any governing instruments. In addition, the holders of the requisite percentage of shares of Dreyfus Common Stock and Mellon Common Stock sufficient, either alone or in combination with other factors, to preclude accounting for the Merger as a pooling of interests or to obtain tax free treatment for the Merger under Section 368(a)(1)(B) of the Code shall not have perfected dissenters' rights under applicable law with respect to the adoption of this Agreement.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

          (g) Accountants' Letters. Each of the parties shall have received letters, dated as of the Effective Time, from KPMG Peat Marwick and Ernst & Young to the effect that the Merger will qualify for pooling of interests accounting treatment under Accounting Principles Board Opinion No. 16 if closed and consummated in accordance with this Agreement.

          (h) Tax Matters. Each party shall have received a tax opinion addressed to it from its outside counsel to the effect that, subject to the customary representations and assumptions referred to therein, (a) the Merger will constitute a tax-free reorganization within the meaning of
     Section 368(a)(1)(B) of the Code, (b) the exchange in the Merger of the Mellon Common Stock for Dreyfus Common Stock will not give rise to income, gain, or loss to Dreyfus, Mellon, or the shareholders of Dreyfus with respect to such exchange, (c) the adjusted tax basis of the Mellon Common Stock received by Dreyfus shareholders who exchange all of their Dreyfus Common Stock in the Merger will be the same as the adjusted tax basis of the shares of the Dreyfus Common Stock surrendered in exchange therefor, and (d) the holding period of the shares of the Mellon Common Stock received in the Merger will include the period during which the shares of Dreyfus Common Stock surrendered in exchange therefor were held, provided such shares of Dreyfus Common Stock were held as capital assets at the Effective Time.

          (i) Registration Statement; New York Stock Exchange. The Registration Statement shall be effective under the Securities Act and no stop orders suspending the effectiveness of the Registration Statement shall be in effect and no proceedings for such purpose shall be pending before or threatened by the SEC. The shares of Mellon Common Stock issuable in the Merger shall have been approved for listing upon notice of issuance.

          (j) Legal Opinions. Each party shall have received written opinions, dated the Effective Time, from counsel for the other party in a form reasonable and normal for the transactions contemplated hereby.

          (k) Consents. Dreyfus shall have obtained all the consents or approvals to the proposal referred to in Section 4.03(b) of the Fund Boards and Fund shareholders of Measurement Funds (as defined below) holding not less than 90% of the aggregate net assets as of the close of business on December 3, 1993 for all the Measurement Funds, each in form and substance reasonably satisfactory to Mellon. For purposes of this Agreement, "Measurement Funds" shall mean all Funds managed,

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     administered or advised by Dreyfus, except for those Funds managed, administered or advised by Dreyfus for First of Chicago, First Interstate Bank, and First Nationwide.

                                 ARTICLE VII

                                 TERMINATION

     7.01. Termination. This Agreement may, by written notice, be terminated at any time prior to the Closing:

          (a) by the mutual consent of the Board of Directors of Dreyfus and the Board of Directors of Mellon; or

          (b) by either Dreyfus or Mellon, at any time after December 31, 1994 by action of its Board of Directors (or a duly constituted committee of the Board, if the Closing shall not theretofore have occurred; or

          (c) by either Dreyfus or Mellon in the event of the breach by the other party of representations, warranties or agreements contained herein that would create a Dreyfus Material Adverse Effect or Mellon Material Adverse Effect (as the case may be) and which cannot be or has not been cured within 30 days after written notice to the party committing such breach; or

          (d) by Mellon, if shareholders of one or more Measurement Funds representing more than 10% of the aggregate net assets as of the close of business on December 3, 1993 for all of the Measurement Funds, shall have met and failed to approve the proposal recommended pursuant to Section 4.03(b); or

          (e) by either Dreyfus or Mellon, if any permanent injunction or action by any court or other governmental agency or body of competent jurisdiction enjoining, denying approval of, or otherwise prohibiting the consummation of the Merger shall have become final and nonappealable; or

          (f) by either Dreyfus or Mellon, if this Agreement and the Merger shall fail to receive the requisite vote for approval and adoption by the shareholders of Dreyfus or Mellon at the Shareholders Meetings;

          (g) by Dreyfus if Dreyfus's Board of Directors shall have approved an Acquisition Proposal after determining, upon the basis of written advice of outside counsel (who may be Dreyfus's regularly retained outside

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     counsel), that such approval is necessary in the exercise of its fiduciary obligation under applicable law.

     Notwithstanding the foregoing, a party in material breach of any provision of this Agreement may not terminate this Agreement pursuant to this
Section 7.01.

     7.02. Fee. (a) Dreyfus hereby agrees to pay Mellon, subject to the terms and conditions of this Section 7.02, upon the occurrence of the events specified in this Section, a fee (the "Fee") of $ 50,000,000.

     (b) Mellon shall be entitled to payment of the Fee following the occurrence of a Purchase Event (as defined below); provided that Mellon shall have sent written notice of such entitlement within 90 days following such Purchase Event. Such payment shall be made in immediately available funds within five business days after delivery of such notice. The right to receive the Fee shall terminate if any of the following (a "Fee Termination Event") occurs prior to a Purchase Event: (i) the Effective Time of the Merger, (ii) termination of this Agreement in accordance with the provisions hereof if such termination occurs prior to the occurrence of a Preliminary Purchase Event, except a termination by Mellon pursuant to Section 7.01(c) hereof (unless the breach by Dreyfus is non-volitional), or (iii) the passage of twelve months after termination of this Agreement if such termination follows the occurrence of a Preliminary Purchase Event or a termination by Mellon pursuant to Section 7.01(c) of this Agreement (unless the breach by Dreyfus is non-volitional) (provided that if a Preliminary Purchase Event continues or occurs beyond such termination, the Fee Termination Event shall be twelve months from the expiration of the Last Preliminary Purchase Event but in no event more than 18 months after such termination). The "Last Preliminary Purchase Event" shall mean the last Preliminary Purchase Event to expire.

     (c) The term "Preliminary Purchase Event" shall mean any of the following events or transactions occurring after the date hereof:

          (i) Dreyfus or any of the Dreyfus Subsidiaries without having received Mellon's prior written consent, shall have entered into an agreement to engage in an Acquisition Transaction (as defined below) with any person (the term "person" for purposes of this Agreement having the meaning assigned thereto in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and the rules and regulations thereunder) other than Mellon or any of the Mellon Subsidiaries or the Board of Directors of Dreyfus shall have approved or recommended that the shareholders of Dreyfus approve or accept any Acquisition Transaction with any person other than

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     Mellon or any Mellon Subsidiary. For purposes of this Agreement, "Acquisition Transaction" shall mean (A) a merger or consolidation, or any similar transaction, involving Dreyfus or any Dreyfus Material Subsidiary,
     (B) a purchase, lease or other acquisition of all or substantially all of the assets of Dreyfus or any Dreyfus Material Subsidiary, (C) a purchase or other acquisition (including by way of merger, consolidation, share exchange or otherwise) of securities representing 10% or more of the voting power of Dreyfus or a Dreyfus Material Subsidiary; provided that
                                                               --------
     the term "Acquisition Transaction" does not include any internal merger or any divestiture pursuant to Section 4.01 (m) or (D) any substantially similar transaction;

          (ii) (A) Any person (other than Mellon or any Mellon Subsidiary) shall have acquired beneficial ownership or the right to acquire beneficial ownership of 10% or more of the outstanding shares of Dreyfus Common Stock (the term "beneficial ownership" for purposes of this Agreement having the meaning assigned thereto in Section 13(d) of the Securities Exchange Act, and the rules and regulations thereunder), or
     (B) any group (as such term "group" is defined in Section 13(d)(3) of the Securities Exchange Act), other than a group of which Mellon or any Mellon Subsidiary is a member, shall have been formed that beneficially owns 10% or more of the Dreyfus Common Stock then outstanding;

          (iii) Any person other than Mellon or any Mellon Subsidiary shall have made a bona fide proposal to Dreyfus or its shareholders, by public
                 ---------
     announcement or written communication that is or becomes the subject of public disclosure, to engage in an Acquisition Transaction (including, without limitation, any situation which any person other than Mellon or any Mellon Subsidiary shall have commenced (as such term is defined in Rule 14d-2 under the Securities Exchange Act) or shall have filed a registration statement under the Securities Act with respect to, a tender offer or exchange offer to purchase any shares of Dreyfus Common Stock such that, upon consummation of such offer, such person would own or control 25% or more of the then outstanding shares of Dreyfus Common Stock (such an offer being referred to herein as a "Tender Offer" or an "Exchange Offer", respectively));

          (iv) After a proposal is made by a third party to Dreyfus or its shareholders to engage in an Acquisition Transaction, Dreyfus shall have breached any covenant or obligation contained in this Agreement and such breach would entitle Mellon to terminate this Agreement under Section 7.01(c) of this Agreement (without regard to the cure periods provided for therein unless such cure is promptly effected without jeopardizing consummation of the Merger pursuant to the terms of this Agreement) and such breach

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


     shall not have been cured within 30 days after written notice thereof from Mellon;

          (v) Any person other than Mellon or any Mellon Subsidiary, other than in connection with a transaction to which Mellon has given its prior written consent, shall have filed an application or notice with a governmental authority or regulatory or administrative agency or commission, domestic or foreign, for approval to engage in an Acquisition Transaction; or

          (vi) the holders of Dreyfus Common Stock shall not have approved this Agreement at the meeting of such stockholders held for the purpose of voting on this Agreement, such meeting shall not have been held or shall have been canceled prior to termination of this Agreement or Dreyfus's Board of Directors shall have withdrawn or modified in a manner adverse to Mellon the recommendation of Dreyfus's Board of Directors with respect to this Agreement, in each case after it shall have been publicly announced that any person (other than Mellon or any Mellon Subsidiary) shall have (A) made, or disclosed an intention to make, a proposal to engage in an Acquisition Transaction or (B) commenced a Tender Offer or filed a registration statement under the Securities Act with respect to an Exchange Offer.

     (d) The Term "Purchase Event" shall mean either of the following events or transactions occurring after the date hereof:

          (i) The acquisition by any person, other than Mellon or any Mellon Subsidiary, alone or together with such person's affiliates and associates, or any group (as defined in Section 13(d)(3) of the Securities Exchange Act), of beneficial ownership of 25% or more of the then Dreyfus Common Stock; or

          (ii) The occurrence of a Preliminary Purchase Event described in
     Section 7.02(c)(i) except that the percentage referred to in clause (C) shall be 25%.

     (e) Dreyfus shall notify Mellon promptly in writing of its knowledge of the occurrence of any Preliminary Purchase Event or Purchase Event; provided,
                                                                    --------
however, that the giving of such notice by Dreyfus shall not be a condition to
- - -------
the right of Mellon to the Fee.

     7.03. Effect of Termination and Abandonment. In the event of termination of this Agreement and abandonment of the transactions contemplated hereby pursuant to this Article VII, except as otherwise specifically provided herein, no party hereto (or any of its directors, officers or employees) shall have any liability or further obligation to any other party to this

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

Agreement, except that nothing herein will relieve any party from liability for any breach of this Agreement.

                                 ARTICLE VIII

                        INDEMNIFICATION AND INSURANCE

     8.01 Indemnification and Insurance. (a) Upon consummation of the Merger and for a period of six years after the Effective Time, to the fullest extent permitted by law, Mellon and Mellon Bank jointly and severally shall indemnify, defend and hold harmless each person who is now, or has been at any time prior to the date hereof or who becomes prior to the Effective Time, a director (whether elected or appointed), officer or employee of Dreyfus or any Dreyfus Company or serves or has served at the request of any Dreyfus Company in any capacity with any other person (collectively, the "indemnitees") against any and all claims, damages, liabilities, losses, costs, charges, expenses (including, without limitation, reasonable costs of investigation, and the reasonable fees and disbursements of legal counsel and other advisers and experts as incurred), judgments, fines, penalties and amounts paid in settlement, asserted against, incurred by or imposed upon any Indemnitee, (i) in connection with, arising out of or relating to any threatened, pending or completed claim, action, suit or proceeding (whether civil, criminal, administrative of investigative), including, without limitation, any and all claims, actions, suits, proceedings or investigations by or on behalf of or in the right of or against Dreyfus or any Dreyfus Company or their affiliates, or by any present or former shareholder of Dreyfus (collectively, "Claims"), including, without limitation, any claim which is based upon, arises out of or in any way relates to the Merger, the Registration Statement, the solicitation of the approval of the Funds contemplated by Section 4.03(b), this Agreement, any of the transactions contemplated by this Agreement (including, without limitation, any schedule or appendix hereto), the Indemnitee's service as a member of Dreyfus's Board of Directors or any committee of Dreyfus's Board of Directors, the events leading up to the execution of this Agreement or related thereto and any breach of any duty in connection with any of the foregoing, and (ii) in connection with, arising out of or relating to the enforcement of the obligations of Mellon and Mellon Bank set forth in this Section 8.01, in each case to the fullest extent permitted by law under any indemnification agreement between Dreyfus and such Indemnitee, Dreyfus's Certificate of Incorporation or its By-laws (and shall also advance expenses as incurred to the fullest extent permitted under any thereof).

     (b) Upon consummation of the Merger, and from and after the Effective Time, to the fullest extent permitted by law, Mellon shall assume and honor any obligation of Dreyfus immediately prior to the Effective Time, to the fullest extent permitted by law,

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

with respect to the indemnification of the Indemnitees arising out of Dreyfus's Certificate of Incorporation or By-Laws or any indemnification agreement to which Dreyfus and any Indemnitee are parties as of the date hereof as if such obligations were pursuant to a contract or arrangement between Mellon and such Indemnitees.

     (c) In the event either of Mellon or Mellon Bank or any of their respective successors or assigns (i) reorganizes or consolidates with or merges into or enters into another business combination transaction with any other person or entity and is not the resulting, continuing or surviving corporation or entity of such consolidation, merger or transaction, or (ii) liquidates, dissolves or transfers all or substantially all of its properties and assets to any person or entity, then, and in each such case, proper provision shall be made so that the successors and assigns of Mellon or Mellon Bank, as the case may be, assume the obligations set forth in this Section 8.01.

     (d) Mellon shall cause Dreyfus's current officers' and directors' liability insurance to be continuously maintained in full force and effect without reduction of coverage for a period of six years after the Effective time (provided that Mellon may substitute therefor policies of at least the same coverage and amounts containing terms and conditions which are not materially less advantageous).

     (e) This Section 8.01 shall be construed as an agreement, as to which the Indemnitees are intended to be third-parties beneficiaries, between Mellon and Mellon Bank and the Indemnitees, as unaffiliated third parties, and is not subject to any limitations to which Mellon or Mellon Bank may be subject in indemnifying its own directors, officers, employees, agents and other persons who serve at the request of Mellon or Mellon Bank.

                                  ARTICLE IX

                              EMPLOYEE BENEFITS

     9.01 Initial Employee Benefits and Other Matters.

     (a) In general. Continuing Corporation shall offer continued employment on and after the Effective Time to all common law employees of Dreyfus who were such immediately prior to the Effective Time (the "Continued Employees"). Except as otherwise provided in this Article IX, from the Effective Time until the date which is two years subsequent to the Effective Time, (which date shall be hereinafter referred to as the "Applicable Benefit Changeover Date"), Continuing Corporation shall provide such Continued Employees with each Dreyfus Benefit Plan without adverse change thereto. Without limiting the generality of the foregoing and except as otherwise provided in this Article IX, each executive compensation or equity program (including, but not

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

limited to, executive bonus plans, supplemental executive retirement plans and executive incentive compensation programs) and tax qualified plan maintained by any Dreyfus Company immediately before the Effective Time, except as otherwise specifically provided herein, shall be maintained on and after the Effective Time on substantially the same terms and conditions.

     (b) Limitations. Notwithstanding anything in subsection (a) to the contrary, any such offer of continued employment shall not be construed to limit the ability of Continuing Corporation to terminate Continued Employees at any time for any reason.

     9.02 Employee Benefit Changeover Date.

     (a) In general. Mellon and Continuing Corporation, as the case may be, hereby agree that from and after the Applicable Benefit Changeover Date, Continued Employees shall be eligible to participate in the pension, welfare and/or fringe benefit plans (or any other plans, programs, etc., in the nature of a Dreyfus Benefit Plan or Mellon Benefit Plan) which are generally available to employees of Mellon and Continuing Corporation, on the same basis as such benefits are otherwise made available to similarly situated employees of Mellon and Continuing Corporation. Except as otherwise provided in Section 9.03, such Continued Employees will be credited for their length of service with Dreyfus for all purposes, including eligibility, accrual, and vesting, under all such employee pension, welfare and/or fringe benefit (or such other) plans. Credit shall also be given for all purposes relating to waiting periods, deductibles, and co-payments.

     (b) Exceptions. Notwithstanding anything in subsection (a) to the contrary, (i) at any time of reference, the weeks of vacation provided by Mellon or Continuing Corporation, as the case may be, to a Continued Employee with less than 25 years of service with Dreyfus shall equal the greater of (A) the weeks of vacation (not in excess of 4) provided to such employee by Continuing Corporation on the day before the Applicable Benefit Changeover Date, and (B) the maximum vacation which may be earned by similarly situated employees of Mellon or Continuing Corporation; (ii) a Continued Employee with 25 or more years of service with Dreyfus shall be entitled to the weeks of vacation to which the Continued Employee was entitled on the day before the Applicable Benefit Changeover Date; with such entitlement continuing through the last day of the calendar year which includes the applicable Benefit Changeover Date; (iii) on or after the first day of the calendar year following the calendar year which includes the Applicable Benefit Changeover Date, such a Continued Employee with 25 or more years of service will be entitled to the vacation which may be earned by similarly situated employees of Mellon or Continuing Corporation; provided that, except as required by
                                     --------
applicable laws, in no event shall Mellon or Continuing Corporation be required to compensate Continued Employees,

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

regardless of their years of service with Dreyfus, for unused weeks of vacation to which they were entitled on the day before the Applicable Benefit Changeover Date; and (iv) all preexisting illnesses, injuries and pregnancies of Continued Employees that would have been covered under Mellon's Welfare Benefit Plans but for their occurrence prior to the Applicable Benefit Changeover Date will be covered under the comparable plans of Mellon or Continuing Corporation from and after the Applicable Benefit Changeover Date.

     9.03 Retirement Plan Matters. As of the Applicable Benefit Changeover Date, (a) Continuing Corporation shall amend the Dreyfus Pension Plan ("Dreyfus Retirement Plan") to provide Continued Employees with future benefits comparable to those provided to similarly situated employees of Mellon and Continuing Corporation under the Mellon Pension Plan ("Mellon Retirement Plan"); or (b) Mellon shall amend the Mellon Retirement Plan to cover Continued Employees as of the Applicable Benefit Changeover Date; or (c) Mellon or Continuing Corporation shall take such action as it, in its sole discretion, determines to be necessary or appropriate to provide benefits to Continued Employees participating in the Dreyfus Retirement Plan which are comparable to those then provided to similarly situated participants in the Mellon Retirement Plan; provided, however, that any such action taken pursuant to (a), (b) or (c) shall provide that Continued Employees will receive accruals and credit for their service and earnings for all periods of employment with Dreyfus to the same extent and for the same purposes as would have been recognized under the Dreyfus Pension Plan. To the extent that Continued Employees are thereafter paid benefits from the Mellon Pension Plan, such benefits shall be offset by such benefits, if any, paid or payable from the Dreyfus Retirement Plan.

     9.04 Retirement Savings Plan Matters. Continued Employees (and any newly eligible employee) shall receive the same contribution levels under the Dreyfus Retirement Profit-Sharing Plan ("Dreyfus Profit-Sharing Plan") as a percentage of compensation for all plan years ending on or before the Applicable Benefit Changeover Date as were provided for the 1992 plan year. As of the Applicable Benefit Changeover Date, (a) Continuing Corporation shall amend the Dreyfus Profit-Sharing Plan to provide Continued Employees with future contributions comparable to those provided to similarly situated employees of Mellon and Continuing Corporation under the Mellon Retirement Savings Plan ("Mellon Retirement Savings Plan"); or (b) Mellon shall cause the Mellon Retirement Savings Plan to cover Continued Employees as of the Applicable Benefit Changeover Date; or (c) Mellon or Continuing Corporation shall take such action as it, in its sole discretion, determines to be necessary or appropriate to provide contributions to Continued Employees participating in the Dreyfus Profit-Sharing Plan which are comparable to those then provided to similarly situated participants in the Mellon Retirement Savings Plan and all amounts held under the Dreyfus Profit-Sharing Plan as of the

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

Applicable Benefit Changeover Date, other than at a participant's direction or which are distributed or are required to be distributed under the Code upon termination, shall be maintained on and after the Effective Time in a plan that is qualified under Section 401(a) of the Code and which provides for participant investment direction in accordance with Section 404(c) of ERISA (with an employer securities option to the extent of any investment option in employer securities as of the Effective Time.

     9.05. Nonqualified Excess Plan. Without limiting the generality of the obligation above of Continuing Corporation to continue the Dreyfus excess plan as an active plan through the Applicable Benefit Changeover Date, all amounts credited under the Dreyfus excess plan shall become fully vested as to each participant as of the Effective Time and paid out in accordance with the plan.

     9.06. Additional Stock Options, Stock Purchase Rights or Related Incentive Payments. Except as otherwise provided below, absent prior express written approval of Mellon, during the period commencing on the date of this Agreement and ending at the Effective Time, Dreyfus shall grant no new options or rights under, repurchase any outstanding shares of Dreyfus under, or accept any new participants in any stock option, stock purchase rights and related incentive payment plans.

     9.07. Stock Options, etc. Any nonqualified options to purchase Dreyfus Common Stock shall be converted at the Effective Time at the Exchange Ratio into otherwise identical options to purchase Mellon Common Stock (with an appropriate adjustment in the option exercise price per share). Dreyfus will use its best efforts to cause the holders of each outstanding option under the Dreyfus Incentive Stock Option Plan (the "Book Value Plan") to consent, on or before 30 days prior to the Effective Time, to the conversion of such options, at the Effective Time, into Mellon Common Stock having a fair market value equal to the value of such options (as agreed upon by Mellon and Dreyfus). Dreyfus will use its best efforts to cause the holders of each outstanding share of restricted Dreyfus Common Stock issued under the Book Value Plan to consent, on or before 30 days prior to the Effective Time, to the conversion of such share, at the Effective Time, into shares of Mellon Common Stock having a fair market value equal to the value of such share (as agreed upon by Mellon and Dreyfus). On or before the date which is 45 days before the Effective Time, Mellon shall file with the SEC, and cause to become effective under the Securities Act, a registration statement on Form S-8 with respect to any Mellon Common Stock that is subject to options under any plan described in this Section 9.07 or that is to be issued in exchange for any options or shares of Dreyfus Common Stock described in this Section 9.07.

     9.08. Salaries as of the Closing Date. The salaries of Continued Employees shall be determined (subject to the following)

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

by the management of Dreyfus prior to the Effective Time, and immediately following the Effective Time the salaries so determined shall be subject to review by the Executive Committee of the Dreyfus Board of Directors described in Section 5.16(d) and ratification by the Board of Directors of Mellon.

     9.09. Retention Plan. Mellon and Dreyfus shall establish or cause to be established a Retention Plan (the "Retention Plan"). Only those certain employees of Dreyfus determined to be essential to the operation of Dreyfus and, after the Effective Time, Continuing Corporation, who are expressly designated as a result of the mutual agreement of Mellon and Dreyfus during the period commencing on the date of this Agreement and ending at the Effective Time and who are duly notified, in writing, of such designation (the "Retention Plan Employees") shall be eligible to participate in the Retention Plan. The Retention Plan shall provide for Mellon and Dreyfus to mutually agree on the aggregate dollar amount or "pool" of potentially available retention bonus awards (the "Retention Pool") and authorize the management of Mellon, Dreyfus and their successors, or their delegates, to mutually agree to make individual awards of a share or interest in such Retention Pool to each Retention Plan Employee. Each Retention Plan Employee who becomes a Continued Employee at the Effective Time shall be entitled to a cash payment in an amount equal to one-half ( 1/2) of his interest in the Retention Plan determined and paid effective as of six months following the Effective Time. Unless earlier forfeited as hereinafter provided, an amount equal to their remaining interest ("Remaining Interest") in the Retention Pool will be paid to each Retention Plan Employee effective as of the earlier of (i) or (ii) where (i) is the last day of the eighteen (18) month period commencing at the Effective Time and (ii) is the date, if ever, of the affected Retention Plan Employee's involuntary termination of employment from Continuing Corporation (the "Retention Period"). Any Retention Plan Employee who voluntarily terminates his or her employment with Continuing Corporation or whose employment is terminated by Continuing Corporation for cause shall forfeit any and all rights to receive his Remaining Interest. The Retention Plan shall provided that a "voluntary" termination shall not include a termination during the Retention Period which occurs after the date: (A) the sum of a Retention Plan Employee's base compensation plus cash bonus, exclusive of pension, welfare and fringe benefits, is reduced below an amount equal to eighty percent (80%) of such amount determined as of the day before Closing; (B) a Retention Plan Employee is relocated to an office or facility beyond thirty (30) miles from his previous workplace; (C) a Retention Plan Employee retires on or after the normal retirement age established in the retirement plans generally available to employees of Continuing Corporation; and (D) of such other events or circumstances which Mellon and Dreyfus may mutually agree may be necessary or appropriate in order to effectuate the intent of the Retention Plan. Amounts payable

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

under the Retention Plan shall be in addition to any amounts payable under any severance benefits program.

     9.10. Certain Bonus, Incentive, Performance, etc. Plans. For any bonus, incentive, performance, etc. plan for which payments are determined with respect to a period, the period shall be deemed to end at the Effective Time. The level of any conditions required under such a plan for payment of benefits, and the amount of the payments, shall be prorated to reflect the shortened period.

     9.11. Severance Benefits. Notwithstanding anything to the contrary in this Article IX, Mellon or Continuing Corporation, as the case may be, shall provide each Continued Employee who is terminated from employment with Continuing Corporation after the Effective Time with the severance benefits provided to similarly situated employees of Mellon under the Mellon Displacement Policy, Policy Number CPP-504-20, revised 09/09/91 or, if superior, the benefits provided under the Dreyfus severance program immediately prior to the Effective Time.

     9.12 Amendment of Contingent Benefit Plan. Effective as of the Effective Time, Dreyfus shall amend the Dreyfus Contingent Benefit Plan ("Contingent Plan") with respect to each Dreyfus employee who is both a beneficiary with an outstanding Contingent Benefit Agreement under the Contingent Plan ("Contingent Plan Beneficiary") and who agrees to such amendments to provide (capitalized terms not otherwise defined shall have the meanings ascribed to them in the Contingent Plan): (i) that the definition of a "Change of Control" shall not include the transactions contemplated by this Agreement (except with respect to the operation of the proviso contained at the end of the first

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

sentence of paragraph 9 of the Contingent Plan, which proviso shall continue in effect); (ii) that all Contingent Plan Beneficiaries who become Continued Employees of Continuing Corporation at the Effective Time shall be paid an amount equal to one-half ( 1/2) of the value of their Units determined and paid effective at the Effective Time; (iii) that an amount equal to the remaining one-half ( 1/2) of the value of their Units determined in (ii) will be paid effective as of the earlier of (A) or (B) where (A) is the last day of the eighteen (18) month period commencing at the Effective Time and (B) is the date, if ever, of the affected Contingent Plan Beneficiary's termination of employment from Continuing Corporation (including, without limitation, the affected Contingent Plan Beneficiary's death or disability); (iv) to provide that the payments described in (ii) and (iii) will be unconditional (including, without limitation, without regard to Paragraph 8 of the Contingent Plan); (v) to provide that other than the payments described in (ii) and (iii), no other payments or benefits will be made or provided under or pursuant to the Contingent Plan as a result of the transactions contemplated by this Agreement (except with respect to the operation of the proviso contained at the end of the first sentence of paragraph 9 of the Contingent Plan, which proviso shall continue in effect); (vi) that no Contingent Plan Beneficiary receiving the payments described in (ii) and (iii) shall be entitled to any other Contingent Benefits as a result of a Change of Control occurring after the Effective Time; and (vii) to provide that the Contingent Plan, as amended herein, shall terminate with the last payment made to a Contingent Plan Beneficiary (except with respect to the operation of the proviso contained at the end of the first sentence of paragraph 9 of the Contingent Plan, which proviso shall continue in effect); provided that no amount shall be payable under this Section 9.12 that, together with any other "parachute payments" (as defined in Section 280G of the Code), would be in excess of 2.99 times a participant's "base amount" (as defined in Section 280G of the Code), as determined in good faith by Dreyfus prior to the Effective Time. Mellon Bank, as sole stockholder of Continuing Corporation, shall approve the foregoing amendments to the Contingent Plan.

                                  ARTICLE X

                              GENERAL PROVISIONS

     10.01. Survival. If the Closing occurs, no representations, warranties, agreements and covenants contained in this Agreement shall survive the Effective Time, except as otherwise explicitly stated herein (including but not limited to Sections 2.03, 2.04, 2.05, 5.13, 5.16, 8.01 and Article IX). If this Agreement is terminated prior to the Effective Time, the agreements of the parties in Sections 5.02(b), 7.02, 7.03 and 10.05 shall survive.

     10.02. Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been duly received (i) on the date given if delivered personally or by cable, telegram, telex or telecopy or (ii) on the date received if mailed by registered or certified mail (return receipt requested), to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

             (a) if to Mellon:    James M. Gockley, Esq.
                                  Mellon Bank Corporation
                                  One Mellon Bank Center
                                  Room 1910 Pittsburgh, PA 15258
                                  (412) 234-5222
                                  Fax: (412) 234-8417

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


                    Copies to:    Thomas Todd, Esq.
                                  Reed Smith Shaw & McClay
                                  435 Sixth Avenue
                                  Pittsburgh, PA 15219
                                  (412) 288-3264
                                  Fax: (412) 288-3063
                           and
            (b) if to Dreyfus:    Daniel C. Maclean, Esq.
                                  The Dreyfus Corporation
                                  200 Park Avenue
                                  New York, NY 10166
                                  (212) 922-6020
                                  Fax: (212) 922-6038
                    Copies to:    John A. Healy, Esq.
                                  Rogers & Wells
                                  200 Park Avenue
                                  New York, NY 10166
                                  (212) 878-8281
                                  Fax: (212) 878-8375

     10.03. Counterparts. This Agreement may be executed in counterparts (including executed counterparts delivered and exchanged by facsimile transmission) each of which shall be deemed to constitute an original, but all of which together shall constitute one and the same instrument.

     10.04. Governing Law. This Agreement shall be governed by, and interpreted in accordance with, the laws of the State of New York.

     10.05. Expenses. Each party hereto will bear all expenses incurred by it in connection with this Agreement and the transactions contemplated hereby except printing, mailing and proxy solicitation expenses, which shall be shared equally between Dreyfus and Mellon.

     10.06. Waiver; Amendment. Any provision of this Agreement may be (i) amended or modified at any time (including the structure of the transactions contemplated hereby, or any part thereof), by an agreement in writing among the parties hereto and executed in the same manner as this Agreement or (ii) waived by the party benefitted by the provision.

     10.07. Entire Agreement; No Third-Party Beneficiaries; Etc. This Agreement represents the entire understanding of the parties hereto with reference to the transactions contemplated hereby and supersedes any and all other oral or written agreements

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

heretofore made. All terms and provisions of the Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective personal representatives, heirs, Successors and permitted assigns. Except for
Article IX and except as otherwise explicitly stated herein, nothing in this Agreement is intended to confer upon any other person any rights or remedies of any nature whatsoever under or by reason of this Agreement.

     10.08. Assignment. This Agreement may not be assigned by any party hereto without the written consent of the other parties and any purported assignment in violation hereof shall be null and void.

     10.09. Knowledge of Dreyfus. As used herein, the term "knowledge of Dreyfus" or words of similar import mean the knowledge of any executive officer of Dreyfus.

     10.10. Knowledge of Mellon. As used herein, the term "knowledge of Mellon" or words of similar import mean the knowledge of any executive officer of Mellon.

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

     IN WITNESS WHEREOF, the parties have duly executed this Agreement, all as of the date first written above.

                                                The Dreyfus Corporation
                                          By ______/s/__HOWARD STEIN__________
                                          Title: Chairman of the Board

                                                Mellon Bank Corporation
                                          By ____/s/__FRANK V. CAHOUET________
                                          Title: Chairman, President and Chief
                                          Executive Officer

                                                   Mellon Bank, N.A.
                                          By ____/s/__FRANK V. CAHOUET________
                                          Title: Chairman, President and Chief
                                          Executive Officer

                                                  XYZ Sub Corporation
                                          By ____/s/__JAMES M. GOCKLEY________
                                          Title: President

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)




                                                                  Exhibit 5.04

                             AFFILIATE AGREEMENT

     THIS AGREEMENT (this "Agreement"), dated December   , 1993, between
Mellon Bank Corporation, a Delaware corporation ("Mellon"), and the undersigned stockholder (the "Stockholder") of The Dreyfus Corporation, a New York corporation ("Dreyfus"),

                                 WITNESSETH:

     WHEREAS, an Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 5, 1993, has been entered into between Dreyfus, Mellon, Mellon Bank, a wholly-owned subsidiary of Mellon, and XYZ Sub Corporation ("Merger Subsidiary"), a wholly-owned subsidiary of Mellon Bank, which provides for the merger (the "Merger") of Merger Subsidiary into Dreyfus;

     WHEREAS, the Stockholder is a stockholder of Dreyfus who may be deemed to be an "affiliate" of Dreyfus within the meaning of Rule 145 ("Rule 145") of the General Rules and Regulations under the Securities Act of 1933, as amended (the " '33 Act");

     WHEREAS, Mellon contemplates that the Merger will be treated as a "pooling of interests" under generally accepted accounting principles; and Stockholder is or may be limited with respect to the sale of the shares of Common Stock, par value $0.50 per share, of Mellon ("Mellon Common Stock") to be issued to the Stockholder in the Merger (the "Mellon Securities") upon the

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

conversion of the shares of Common Stock, par value $0.10 per share, of Dreyfus ("Dreyfus Common Stock") set forth below the Stockholder's signature hereto.

     NOW, THEREFORE, Mellon and the Stockholder, intending to be legally bound hereby, agree as follows:

     1. The Stockholder hereby represents and warrants to Mellon that:

          (a) Set forth below the Stockholder's signature hereto are the exact numbers of shares of Dreyfus Common Stock which such Stockholder owns of record only, beneficially only and of record and beneficially; and

          (b) Such ownership is free and clear of any security interest, lien, encumbrance, charge, equity, claim or restriction whatsoever, except as set forth below the Stockholder's signature hereto and as may be imposed by reason of the '33 Act or the General Rules and Regulations thereunder.

     2. The Stockholder hereby represents and warrants to and covenants with Mellon that the Stockholder will not, directly or indirectly, sell, transfer or otherwise dispose of, or cause

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


any Mellon Securities to be sold, transferred or otherwise disposed of, until such time as unaudited financial statements covering at least 30 days of the combined operations of Dreyfus and Mellon following the Merger have been published by Mellon. The Stockholder hereby also represents and warrants to and covenants with Mellon that subsequent to publication of such financial statements he will not, directly or indirectly, sell, transfer or otherwise dispose of, or cause any Mellon Securities to be sold, transferred or otherwise disposed of, except in accordance with the provisions of the '33 Act and the General Rules and Regulations thereunder.

     3. All certificates representing Mellon Securities and any certificates issued in substitution therefor, shall bear the following legend:

          "The shares of Common Stock of Mellon Bank Corporation represented by this certificate may not be sold or otherwise transferred unless they are at the time registered under the Securities Act of 1933, as amended, or the sale or transfer thereof is not required to be so registered or is made pursuant to an applicable exemption from registration provided by said Act or the General Rules and Regulations thereunder. In addition, the shares may not be sold, transferred or otherwise disposed of except in accordance with the terms of an Affiliate Agreement, dated as of
                    , a copy of which is on file at the principal office of Mellon Bank Corporation."

The Stockholder hereby authorizes Mellon to notify its transfer agent (the "Transfer Agent") of this Agreement and, at Mellon's

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


discretion, to cause stop transfer orders to be placed with respect to all certificates representing the Mellon Securities owned by the Stockholder that bear such legend. Any such orders shall state that no transfer may be made with respect to the Mellon Securities unless Mellon shall have advised its Transfer Agent that the proposed transfer is made in compliance with the terms of this Agreement.

     4. The Stockholder, when intending to sell or to cause the Mellon Securities to be sold pursuant to paragraph (d) of Rule 145, shall deliver to Mellon, within a reasonable time prior to any such sale, (i) a written request for delivery of certificates without any legend, indicating the number of Mellon Securities to be sold, the estimated date of such sale and the name and office of the broker through whom the sale will be made, (ii) a written statement by the Stockholder that the sale will be in compliance with Rule 145, (iii) if requested by Mellon, an opinion of counsel satisfactory to Mellon to the effect that such sale complies with Rule 145 and (iv) certificates bearing the legend representing the Mellon Securities to be sold. Upon receipt of such request, statement, opinion, if any, and certificates, Mellon shall promptly deliver or cause to be delivered, the requested certificates to or on behalf of the Stockholder.

     5. The Stockholder hereby agrees that he will not dispose of, or cause any Mellon Securities to be disposed of,

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)

under circumstances involving violation of the '33 Act, the Securities Exchange Act of 1934, as amended, or any similar Federal or state requirement then in force.

     6. Except as otherwise provided in writing, all notices and other communications under this Agreement shall be in writing and shall be deemed to have been duly given at the time delivered personally or mailed, first class postage prepaid,

     (a) If to Mellon ,
or

     (b) if to the Stockholder, at the address set forth after the Stockholder's signature below or to such other address as the Stockholder may from time to time designate to Mellon in writing.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                        MELLON BANK CORPORATION
                                        By ___________________________________

                                        --------------------------------------
                                        Stockholder

                                        Dreyfus Common Stock Ownership:

                       -------------------------------------------------------
                                        Of Record Only

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT I -- Amended and Restated Agreement and Plan of Merger, dated as of
             December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (Continued)


                       -------------------------------------------------------
                                        Beneficially Owned

                       -------------------------------------------------------
                                        Of Record and Beneficially Owned

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
EXHIBIT II -- Agreement and Release of Robert H. Schmidt

(Confidential INFORMATION has been omitted and filed separately with the Securities and Exchange Commission. "***" denotes CONFIDENTIAL INFORMATION.)

                            AGREEMENT AND RELEASE


          IT IS HEREBY AGREED by and between ROBERT H. SCHMIDT and THE DREYFUS CORPORATION, for the good and sufficient consideration set forth below, as follows:
          1. "DREYFUS," as used herein, shall at all times mean The Dreyfus Corporation, Dreyfus Service Corporation, and Seven Six Seven Agency, Inc.
          2.   "SCHMIDT," as used herein, shall at all times mean Robert
H. Schmidt.
          3.   The "RELEASEES," as used herein, shall at all times mean
               ********************************************************
          4. SCHMIDT and DREYFUS acknowledge and agree that their prior employment agreement, dated December 19, 1990, has expired, and that SCHMIDT shall be deemed to have voluntarily and irrevocably resigned his employment with DREYFUS. SCHMIDT's Resignation Date shall be the earlier of (a) the date SCHMIDT obtains other employment or commences his own business, (b) the closing of The Dreyfus Corporation Combination with the Mellon Bank Corporation ("the Combination"), or (c) the close of business on June 30, 1994. ******************************************************
          5.   **********************************************************
          6.   **********************************************************
          7.   **********************************************************
          8.   **********************************************************
          9.   **********************************************************
          10.  **********************************************************
          11.  **********************************************************
          12.  **********************************************************
          13.  **********************************************************

          14. If there is a press announcement or media coverage of any kind concerning SCHMIDT's resignation, SCHMIDT and DREYFUS's Office of Communications shall work together to ensure that they agree to the tone and content of such announcement and coverage.
          15.  **********************************************************
          16.   **********************************************************
          17.   **********************************************************

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
EXHIBIT II -- Agreement and Release of Robert H. Schmidt
(Continued)

          18.   **********************************************************
          19.   **********************************************************
          20.  **********************************************************
          21.  **********************************************************
          22.  **********************************************************
          23.  **********************************************************
          24.  **********************************************************
          25.  **********************************************************

          26. If it is determined by any court of competent jurisdiction that any provision hereof is unlawful or unenforceable, the remaining provisions hereof shall remain in full force and effect.
          27. This Agreement and Release contains the full agreement between SCHMIDT and DREYFUS, and may not be modified, altered or changed except upon the express prior written consent of both SCHMIDT and DREYFUS.
          28. SCHMIDT acknowledges and agrees that: (a) no promise or inducement for this Agreement and Release has been made by any of the RELEASEES except as set forth in this Agreement and Release; (b) this Agreement and Release is executed by him without reliance upon any statement or representation by any of the RELEASEES other than as set forth herein; (c) he fully understands this Agreement and Release and the meaning of its provisions; (d) he is legally competent to enter into this Agreement and Release and to accept full responsibility therefor; (f) he has been advised by DREYFUS to consult with counsel and he has consulted with counsel before entering into this Agreement and Release; (g) he has been given at least 21 days to consider this Agreement and Release; (h) he understands that he is entitled to revoke this Agreement and Release within seven days after he executes it by notifying Katherine Wickham of DREYFUS in writing of the revocation; and (i) he voluntarily enters into this Agreement and Release.
          IN WITNESS WHEREOF, the PARTIES have hereunto set their hands.

                                          /s/ Robert H. Schmidt
                                          ---------------------
                                            ROBERT H. SCHMIDT

                                -95

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
EXHIBIT II -- Agreement and Release of Robert H. Schmidt
(Continued)

STATE OF NEW YORK  )
                   )   SS.:
COUNTY OF NEW YORK )

          I, John Turitzin, Notary Public, do hereby certify that Robert
             -------------
H. Schmidt, personally known to me to be the same person whose name is subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that he signed and delivered the said instrument as his free and voluntary act, for the uses and purposes therein set forth.

          Given under my hand and official seal this 13th day of April,
                                                     ----
1994.


                              /s/ John Turitzin
                              --------------------
                              Notary Public


My Commission Expires:
January 21, 1996
- - ----------------------

_________________________


                              THE DREYFUS CORPORATION


                         By:  /s/ Kathrine C. Wickham
                              -----------------------
                              Katherine C. Wickham
                              Assistant Vice President

                                   -96-
THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES
EXHIBIT II -- Agreement and Release of Robert H. Schmidt
(Continued)

STATE OF NEW YORK  )
                   )   SS.:
COUNTY OF NEW YORK )

          BE IT REMEMBERED that on May 3, 1994, before me personally appeared Katherine C. Wickham, Assistant Vice President of The Dreyfus Corporation to me known, and known to me to hold said position with said Company, who, being by me duly sworn according to law, executed the foregoing Agreement and Release on behalf of said Company, and duly acknowledged to me that she executed the same and was authorized to do so on behalf of said Company.


                                        /s/ Elena Kuhlmann
                                        ------------------
                                        Notary Public


My Commission Expires:

February 28, 1995

                                    -97-


THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT III -- COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
(000's omitted except per share data)

                                                                     Three Months Ended                 Six Months Ended
                                                                         June 30,                            June 30,
                                                                   ----------------------              --------------------
                                                                   1994              1993              1994            1993
                                                                   ----              ----              ----            ----
Basis for computation of earnings per
   common share and primary earnings
   per common share:

   Net Income                                    (1)              $24,044           $24,767           $49,467         $50,007

   Dividend equivalents and related
     interest on unexercised incentive
     stock options (net of taxes)                                      47                46                92              90
                                                                  -------           -------           -------         -------
   Net Income as adjusted                        (2)              $24,091           $24,813           $49,559         $50,097
                                                                  =======           =======           =======         =======
Weighted average number of shares
   outstanding:

   Weighted average number of shares
     outstanding during the
     period                                      (3)               36,558            36,673            36,557          37,025

   Net effect of dilutive stock options - based
     on the treasury stock method using
     the average value                                                673               488               656             511
                                                                  -------           -------           -------         -------
        Total                                    (4)               37,231            37,161            37,213          37,536
                                                                  =======           =======           =======         =======

EARNINGS PER SHARE:

   No Dilution                               (1)/(3)=(5)            $0.66             $0.68             $1.35           $1.35
                                                                  =======           =======           =======         =======
   Primary  (a)                              (2)/(4)=(6)            $0.65             $0.67             $1.33           $1.33
                                                                  =======           =======           =======         =======

    (Continued on following page)

                                       -98-

THE DREYFUS CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT III -- COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
(000's omitted except per share data)


                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                           June 30,
                                                                   ----------------------              --------------------
                                                                   1994              1993              1994            1993
                                                                   ----              ----              ----            ----
Basis for computation of earnings per
   common share assuming full dilution:

   Net Income                                                     $24,044           $24,767           $49,467         $50,007

   Dividend equivalents and related
     interest on unexercised incentive
     stock options (net of taxes)                                      47                46                92              90
                                                                  -------           -------           -------         -------
   Net Income as adjusted                        (7)              $24,091           $24,813           $49,559         $50,097
                                                                  =======           =======           =======         =======
Weighted average number of shares
   outstanding:

   Weighted average number of shares
     outstanding during the
     period                                                        36,558            36,673            36,557          37,025

   Net effect of dilutive stock options - based
     on the treasury stock method using the
     higher of the period end or average value                        689               516               691             517
                                                                  -------           -------           -------         -------
        Total                                    (8)               37,247            37,189            37,248          37,542
                                                                  =======           =======           =======         =======

   Fully Diluted Earnings Per
     Share  (a):                             (7)/(8)=(9)           $0.65             $0.67             $1.33           $1.33
                                                                  =======           =======           =======         =======


 Note (a):   The earnings per share data shown on lines 6 and 9 above are not presented in the condensed consolidated statements of income included on page 5 of this report on
             Form 10-Q since the dilution from the earnings per share amounts presented in such statements is less than 3%.

PART II--OTHER INFORMATION



ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

            (10.1) Amended and Restated Agreement and Plan of Merger, dated as of December 5, 1993, by and among Mellon Bank Corporation, Mellon Bank, N.A., XYZ Sub Corporation and The Dreyfus Corporation (including Affiliate Agreement Exhibit 5.04) - Exhibit I to
                    Part I of this report.

            (10.2)  Material Contracts - Agreement and Release of Robert
                    H. Schmidt - Exhibit II (*) to Part I of this report.

            (11)    Computation of earnings per share - Exhibit III to
                    Part I of this Report.

     (b)  Reports on Form 8-K.

            No reports on Form 8-K were filed covering events occurring during the second quarter of 1994.




     (*) The Corporation has filed an application with the Securities and Exchange Commission requesting confidential treatment of certain provisions contained in this exhibit.

                                             SIGNATURES





    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE DREYFUS CORPORATION
                                     _______________________
                                        (Registrant)




Date:  August 12, 1994               /s/ Daniel Maclean
       _______________               __________________________________________
                                     Daniel Maclean
                                     General Counsel and Vice President




Date:  August 12, 1994               /s/ Maurice Bendrihem
       _______________               __________________________________________
                                     Maurice Bendrihem
                                     Controller and Chief Accounting Officer